Form 10-Q
period 2005-09-30
DynCorp International LLC
filed 2005-12-14
CIK 1333142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 333-127343

DynCorp International LLC

(Exact name of registrant as specified in its charter)

Delaware	52-2287126
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8445 Freeport Parkway, Suite 400, Irving, Texas	75063
(Address of principal executive offices)	(ZIP Code)

(817) 302-1460

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes ☒ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate by check mark whether the registrant (is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

DYNCORP INTERNATIONAL LLC

P ART I—FINANCIAL INFORMATION

Item 1. Financial Information

DYNCORP INTERNATIONAL LLC

Condensed Consolidated Balance Sheets

(in thousands)

	Successor
	Sep 30, 2005	Apr 1, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,069	$13,474
Receivables, net of allowances for doubtful accounts of $4,850 and $4,500, respectively	324,008	422,514
Deferred tax asset	202	—
Prepaid expenses and other current assets	28,889	26,248

Total Current Assets	419,168	462,236

Property and equipment, net of accumulated depreciation of $1,618 and $227, respectively	9,861	10,657

Other assets:
Goodwill	423,937	344,545
Tradename	18,318	18,318
Customer related intangibles, net of accumulated amortization of $24,283 and $5,094, respectively	266,098	285,287
Other intangibles, net of accumulated amortization of $2,328 and $383, respectively	6,172	7,083
Deferred financing costs, net of accumulated amortization of $1,703 and $383, respectively	18,118	19,438
Other assets	905	629

Total Other Assets	733,548	675,300

Total Assets	$1,162,577	$1,148,193

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$2,587	$37,588
Accounts payable	93,382	135,677
Accrued payroll and employee costs	58,097	56,187
Accrued expenses—related party	13,148	8,866
Other accrued expenses	28,316	23,491
Income taxes	1,062	60

Total Current Liabilities	196,592	261,869

Long-term debt—less current portion	660,688	662,412
Deferred income taxes	1,884	—
Other long-term liabilities	71,689	4

Member’s equity:
Members’ units, 100 outstanding	224,808	224,808
Retained earnings (accumulated deficit)	7,175	(922)
Accumulated other comprehensive (loss) income	(259)	22

Total Member’s Equity	231,724	223,908

Total Liabilities and Member’s Equity	$1,162,577	$1,148,193

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL LLC

Condensed Consolidated Statements of Income

For the Three Months Ended September 30, 2005 and October 1, 2004

(in thousands)

	Successor	Immediate Predecessor
	For the Three Months Ended
	Sep 30, 2005	Oct 1, 2004
	(unaudited)	(unaudited)
Revenues	$439,629	$523,618

Costs of services	385,075	477,238
Selling, general and administrative	19,702	12,984
Depreciation and amortization	11,515	1,829

Operating income	23,337	31,567

Other expense (income):
Interest expense	13,854	—
Other income	(60)	(36)

Income before income taxes	9,543	31,603
Provision for income taxes	3,524	12,297

Net income	$6,019	$19,306

DYNCORP INTERNATIONAL LLC

Condensed Consolidated Statements of Income

For the Six Months Ended September 30, 2005 and October 1, 2004

(in thousands)

	Successor	Immediate Predecessor
	For the Six Months Ended
	Sep 30, 2005	Oct 1, 2004
	(unaudited)	(unaudited)
Revenues	$864,684	$930,513

Costs of services	763,733	844,259
Selling, general and administrative	38,861	28,634
Depreciation and amortization	22,200	3,602

Operating income	39,890	54,018

Other expense (income):
Interest expense	27,684	—
Other income	(54)	(60)

Income before income taxes	12,260	54,078
Provision for income taxes	4,163	20,874

Net income	$8,097	$33,204

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL LLC

Condensed Consolidated Statements of Cash Flow

(in thousands)

	Successor	Immediate Predecessor
	For the Six Months Ended
	Sep 30, 2005	Oct 1, 2004
	(unaudited)
Operating activities
Net income	$8,097	$33,204
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,616	4,038
Deferred financing costs amortization	1,320	—
Gain on disposition of assets	(1)	—
Provision for losses on accounts receivable	350	1,717
Income from equity joint ventures	45	—
Deferred taxes	(442)	—
Changes in current assets and liabilities:
Accounts receivable	98,156	(102,355)
Prepaid expenses and other assets	(2,640)	(5,717)
Accounts payable and accruals	(36,731)	51,919
Income taxes payable	1,002	(143)

Net cash provided by (used in) operating activities	91,772	(17,337)

Investing activities
Purchase of property and equipment	(697)	(7,458)
Proceeds from sale of property, plant and equipment	11	—
Other, net	(1,283)	(110)

Net cash used in investing activities	(1,969)	(7,568)

Financing activities
Net transfers from parent company	—	30,374
Payment of long-term debt	(1,725)	—
Purchase of interest rate cap	(483)	—
Payments on credit facility	(35,000)	—

Net cash (used in) provided by financing activities	(37,208)	30,374

Net increase in cash and cash equivalents	52,595	5,469
Cash and cash equivalents, beginning of period	13,474	6,510

Cash and cash equivalents, end of period	$66,069	$11,979

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Dollars in Thousands)

Note 1—Basis of Presentation and Principles of Consolidation

Description of Organization

DynCorp International LLC (the “Company”) was a wholly owned subsidiary of DynCorp, which was acquired by Computer Sciences Corporation (“CSC”) on March 7, 2003. On February 11, 2005, CSC and DynCorp sold the Company to a newly formed entity (the “Successor Parent”) affiliated with The Veritas Capital Fund II, L.P. (“Veritas”). The formation of the reorganized DynCorp International LLC is the result of transfers of net assets and other wholly owned legal entities by entities under common control. The Company refers to the foregoing transaction as the “2005 Acquisition.”

The two acquisitions were accounted for under the purchase method, and accordingly the purchase prices were allocated to the net assets acquired based on estimates of the fair values at the dates of the acquisitions and, for the 2005 Acquisition, is subject to future adjustments. (See Note 3 for further discussion.) Therefore, the periods presented in the accompanying financial statements reflect a new basis of accounting beginning March 8, 2003 and February 12, 2005. The financial statements from March 8, 2003 to February 11, 2005 are referred to as the “immediate predecessor” period statements and the statements from February 12, 2005 forward are referred to as the “successor” period statements.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that all disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto included in the Index to Financial Statements section of the Registration Statement (File No. 333-127343) on Form S-4, Amendment No. 3, filed with the Commission on November 4, 2005, originally filed with the Commission on August 9, 2005.

In the opinion of management, all adjustments necessary to fairly present the Company’s financial position at September 30, 2005, and April 1, 2005, the results of operations for the three and six months ended September 30, 2005 and October 1, 2004, and cash flows for the six months ended September 30, 2005 and October 1, 2004, have been included. The results of operations for the three and six months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods.

The Company uses estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. However, actual results could differ from the estimates.

Principles of Consolidation

All intercompany transactions and balances have been eliminated in consolidation. All wholly owned subsidiaries have been included in the financial statements. The Company has no active majority-owned subsidiaries. Investments in which the Company owns a 20% to 50% ownership interest are accounted for by the

DYNCORP INTERNATIONAL LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in Thousands)

equity method. These investments are in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies. The Company has no investments in business entities of less than 20%.

The following table sets forth the Company’s ownership in joint ventures and companies that are not consolidated into the Company’s financial statements as of September 30, 2005, and are accounted for by the equity method. For all of the entities listed below, the Company has the right to elect half of the board of directors or other management body. Economic rights are indicated by the ownership percentages listed below.

Dyn Al-Rushaid Services LLC	50.0%
DynCorp-Hiberna Ltd.	50.0%
DynPuertoRico Corporation	49.9%

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board revised SFAS No. 123 (SFAS 123), “Accounting for Stock Based Compensation.” The revised SFAS 123 (SFAS 123(R)), “Share-Based Payment,” supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires companies to measure and recognize compensation expense for all stock-based payments at fair value. The effective date of SFAS 123(R) for nonpublic entities is as of the beginning of the first annual reporting period that begins after December 15, 2005. The effective date for a nonpublic entity that becomes a public entity after June 15, 2005 and does not file as a small business issuer is the first annual reporting period beginning after the entity becomes a public entity. The Company is still evaluating the effects this pronouncement will have on its consolidated financial position and results of operation, and has not yet determined its timing or method of adoption.

Reclassifications

Certain amounts from previous periods have been reclassified in the accompanying condensed consolidated financial statements to conform to the fiscal 2006 presentation. These reclassifications did not affect net income.

Note 2—Receivables

Receivables consist of the following:

	Successor
	Period Ending
	Sep 30, 2005	Apr 1, 2005
Billed	$102,139	$169,229
Unbilled	215,910	243,362
Unbilled—related party	4,262	6,409
Other receivables	1,697	3,514

	$324,008	$422,514

Unbilled receivables at September 30, 2005 and April 1, 2005 include $15,429 and $54,484, respectively, related to costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under an existing contract, and for which formal contracts or contract modifications have not been executed. The Company records revenue, to the extent of costs, for these anticipated

DYNCORP INTERNATIONAL LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in Thousands)

contract modifications. The balance of unbilled receivables consists of costs and fees billable on contract completion or other specified events, the majority of which is expected to be billed and collected within one year. Contract retentions are billed when the Company has negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by outside third parties. Consequently, the timing of collection of retention balances is outside the Company’s control. Based on the Company’s historical experience, the majority of the retention balance is expected to be collected beyond one year.

Note 3—Other Intangible Assets and Goodwill

A summary of intangible assets subject to amortization as of September 30, 2005 and April 1, 2005 is as follows:

		Successor
(in Thousands)		Sep 30, 2005		Apr 1, 2005
Service Provider	Weighted-Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer-related intangible asset	8.5	$290,381	$(24,283)	$290,381	$(5,094)
Other	2.0	8,500	(2,328)	7,466	(383)
Deferred financing cost	7.1	19,821	(1,703)	19,821	(383)

		$318,702	$(28,314)	$317,668	$(5,860)

Amortization expense related to intangibles was $22,454 for the six months ended September 30, 2005. Estimated amortization related to intangible assets at September 30, 2005 for fiscal 2006 through 2010, is as follows: $42,905, $42,679, $40,729, $37,560 and $37,488, respectively.

A summary of intangible assets not subject to amortization as of September 30, 2005 and April 1, 2005 is as follows:

	Successor
Goodwill and Tradename	Field Technical Services	International Technical Services	Total
Balance as of April 1, 2005	$83,254	$279,609	$362,863
Additions	18,944	60,448	79,392

Balance as of September 30, 2005	$102,198	$340,057	$442,255

Purchase price allocations are subject to refinement until all pertinent information is obtained. In addition, the original purchase price was subject to an adjustment to the extent that the net working capital of the Company differs from the original agreed-upon level. As required under the Purchase Agreement, CSC delivered to the Company a draft calculation of the net working capital on April 6, 2005. The Company delivered to CSC a notice objecting to the draft calculation on May 5, 2005. The Company and CSC agreed upon the final calculation on October 27, 2005. The resolution resulted in an increase to the purchase price in an amount of $65,550 payable in shares of preferred stock of the Successor Parent. The preferred shares to be issued in connection with the working capital settlement agreement accumulate dividends from the date of acquisition, February 11,2005. The Company has recorded the settlement amount, which includes both the preferred stock to be issued subsequent to September 30, 2005 (i.e. $65.6 million) and the accumulated dividend through October 27, 2005 (i.e.

DYNCORP INTERNATIONAL LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in Thousands)

$6.1 million), as an increase to goodwill and other non current liabilities at September 30, 2005. Related to the accumulated amount of $6.1 million, the Company recorded a deferred tax liability in the amount of $2.2 million with a corresponding increase to goodwill.

In addition to the working capital settlement previously described, the Company agreed to assume additional liability related to worker’s compensation programs in effect prior to the acquisition date. The Company has recorded as an adjustment to the original purchase price increased worker’s compensation liability of $5,449 and increased goodwill in a like amount.

The current estimate of recognized goodwill of $423,937 is assigned to the reportable segments as follows: Field Technical Services—$101,158 and International Technical Services—$322,779. The goodwill is not amortized for financial reporting purposes but is deductible for tax purposes.

The tradename of $18,318 is assigned to the reportable segments as follows: Field Technical Services—$1,040, and International Technical Services—$17,278. The tradename is not amortized for financial reporting purposes but is deductible for tax purposes.

Note 4—Cash Flows

Cash payments for interest on indebtedness were $29,861 and $0 for the six months ended September 30, 2005 and October 1, 2004, respectively. Net cash payments for income taxes were $3,552 and $0 for the six months ended September 30, 2005 and October 1, 2004, respectively. In addition, goodwill and other long-term liabilities increased by $71,689 related to the purchase price working capital settlement agreement.

Note 5—Derivatives and Other Comprehensive Income (Loss)

Derivative financial instruments are recognized as either assets or liabilities in the balance sheet and carried at fair value. Gains or losses on derivatives designated as cash flow hedges are initially reported as a component of other comprehensive income and later classified into earnings in the period in which the hedged item also affects earnings.

The Company has entered into an interest rate cap for a notional amount of $172,500 to limit, through May 4, 2008, its interest rate risk on $172,500 of variable rate debt. The Company entered into the interest rate cap effective May 4, 2005 and paid a premium of $483. The interest rate cap has been designated by the Company as a cash flow hedge. As of September 30, 2005 the fair value of the interest rate cap was $128 which was recorded in the accompanying condensed consolidated balance sheet in other assets with the reduction in fair value, net of tax, recorded in equity as other comprehensive loss. The interest rate cap has the effect of placing a ceiling on the interest expense the Company could incur on $172,500 of variable debt indexed to the London Interbank Offering Rate (“LIBOR”) at 6.5% plus the applicable floating spread (2.75% at September 30, 2005) as defined by the Credit Facility.

	Successor	Immediate Predecessor
	For the Six Months Ended
	Sep 30, 2005	Oct 1, 2004
Net income	$8,097	$33,204
Interest rate cap adjustment	(225)	—
Foreign currency translation adjustment	(57)	(13)

Comprehensive income	$7,815	$33,191

DYNCORP INTERNATIONAL LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in Thousands)

Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheets consists of accumulated foreign currency translation adjustments and accumulated fair value adjustments related to the Company’s interest rate cap.

Note 6—Significant Changes in Indebtedness

The table below presents significant changes in the amounts of bonds and similar debt:

Successor	Senior subordinated notes - 9.50%	Senior Credit Facility		Total
		Term loan - 6.30%	Revolver
Balance at Apr 1, 2005	$320,000	$345,000	$35,000	$700,000
Payments:		(1,725)	(35,000)	(36,725)

Balance at Sep 30, 2005	$320,000	$343,275	$—	$663,275

Note 7—Stock-Based Compensation and Class B Equity Participation

Stock-based compensation

CSC issued stock options to employees, including DynCorp International employees, prior to February 11, 2005. DynCorp International accounts for stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the following pro forma net income information for the immediate predecessor period is presented as if DynCorp International accounted for stock-based employee compensation using the fair value based method. Under the fair value method, the estimated fair value of stock incentive awards is charged against income on a straight-line basis over the vesting period.

	Immediate Predecessor	Immediate Predecessor
(in Thousands)	For the Three Months Ended Oct 1, 2004	For the Six Months Ended Oct 1, 2004
Net income, as reported	$19,306	$33,204
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15)	(31)

Pro forma net income	$19,291	$33,173

Immediately prior to the acquisition of DynCorp by CSC on March 7, 2003, all outstanding and exercisable DynCorp stock options, whether or not vested, were cancelled and the holders became entitled to receive a cash payment equal to the excess, if any, of the merger consideration over the exercise price of the DynCorp stock option. Each outstanding share of DynCorp stock was converted into $15.00 cash and 1.394 shares of CSC stock. On February 12, 2005, all unvested CSC stock options were cancelled as a result of the sale.

Class B Equity Participation

On November 22, 2005, certain members of management and the Successor Parent’s outside directors were granted a participating interest in the Successor Parent’s profits through a plan that granted them class B interest

DYNCORP INTERNATIONAL LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in Thousands)

in DIV Holding LLC. DIV Holding LLC conducts no operations and was established for the primary purpose of holding the equity of the Company’s Successor Parent. At this time, the aggregate individual grants are approximately 6.2% of the Class B interest of DIV Holding LLC. Pursuant to the terms of the operating agreement governing DIV Holding LLC, the holders of Class B interest are entitled to receive up to 7.5% of all distributions made by DIV Holding LLC after the holders of the Class A interest in DIV Holding LLC have received a return of their invested capital, provided that the holders of the Class A interest have received 8% per annum internal rate of return (compounded annually) on their invested capital. The Class B interest is subject to a five-year vesting schedule with any unvested interest reverting to the holders of Class A interest in the event they are forfeited or repurchased. The Company has retained an independent party to conduct a fair value analysis of the class B interest granted to management and outside directors of the Company’s parent. The Company expects this analysis to be completed during its 3rd fiscal quarter. In any event, the Company will amortize as compensation expense the fair value of the class B equity interest granted to management over the relevant service period beginning November 22, 2005.

Note 8—Commitments and Contingencies

Commitments

The Company has operating leases for the use of certain property and equipment. Operating leases are noncancelable, cancelable only by the payment of penalties, or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance, and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate property are subject to annual escalations for increases in utilities and property taxes. The Company has no significant long-term purchase agreements with service providers.

Contingencies

The primary financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable. Departments and agencies of the U.S. federal government account for all but minor portions of the Company’s customer base, minimizing credit risk. Furthermore, the Company continuously reviews all accounts receivable and records provisions for doubtful accounts as needed.

Litigation

The Company and its subsidiaries and affiliates are involved in various claims and lawsuits, including contract disputes and claims based on allegations of negligence and other tortious conduct. In most cases, the Company has denied or believes it has a basis to deny liability, and in some cases has offsetting claims against the plaintiffs, third parties, or insurance carriers. The Company has recorded such damages and penalties that are considered to be probable recoveries against the Company or its subsidiaries.

On September 11, 2001, a class action lawsuit seeking $100,000 on behalf of approximately 10,000 citizens of Ecuador was filed against the Company. The lawsuit alleges personal injury, property damage and wrongful death as a consequence of the spraying of narcotic crops along the Colombian border adjacent to Ecuador. The terms of the contract with the client, the U.S. Department of State, provide that the Department of State will indemnify the Company against all third-party claims and liabilities arising out of the contract that are not otherwise covered by insurance, subject to certain specified funding ceilings. The Company is also entitled to indemnification by CSC in connection with this lawsuit, subject to certain limitations. In addition, the Company expects to be protected by the government contractor immunity defense.

DYNCORP INTERNATIONAL LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in Thousands)

Sometime in 2004 or early in 2005, an Iraqi company filed three separate actions against the Company for an aggregate amount of approximately $50,000 in rental fees and other payments allegedly owed by the Company in connection with its lease of three hotels in Baghdad. The Company has no relationship with the Iraqi company and is not in privity of contract with it. The Company leases the hotels from another company. In the event that the court decides against the Company in this lawsuit, it could have a material adverse affect on the Company’s financial condition.

On May 29, 2003, Gloria Longest, a former accounting manager for the Company, filed suit against the Company under the False Claims Act and the Florida Whistleblower Statute, alleging that the Company submitted false claims to the government on our International Narcotics & Law Enforcement Affairs contract with the Department of State. The action, titled “U.S. ex rel Longest v. DynCorp and DynCorp International LLC”, was filed in the U.S. District Court for the Middle District of Florida under seal. The complaint does not demand any specific monetary damages. The case was unsealed in 2005, and the Company learned of the existence of the action on August 15, 2005 when we were served with the complaint. The U.S. government has not joined the action. In the event that a court decides against the Company in this lawsuit, it could have a material adverse effect on our operating performance and cash flows.

It is the opinion of Company management that ultimate liability, if any, with respect to these and any other disputes will not be material to the Company’s financial statements.

Note 9—Guarantor/Non-guarantor Supplemental Data

As of April 1, 2005, the Company had outstanding $320 million aggregate principal amount of 9.5% senior subordinated notes due 2013. These senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by the following subsidiaries of DynCorp International LLC;

DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, Dyn Marine Services LLC, DynCorp International of Nigeria LLC, Dyn Marine Services of Virginia LLC, Services International LLC, and Worldwide Humanitarian Services LLC

The following supplemental condensed consolidating financial statements present:

1. The Company’s financial position at September 30, 2005, and April 1, 2005, the results of operations for the three and six months ended September 30, 2005 and October 1, 2004, and cash flows for the six months ended September 30, 2005 and October 1, 2004.

2. DynCorp International LLC (the “Parent” and “Co-Issuer”), the combined Subsidiary Guarantors and the combined Subsidiary Non-Guarantors account for their investments in subsidiaries using the equity method of accounting; therefore, the Parent column reflects the equity income (loss) of its Subsidiary Guarantors and Subsidiary Non-Guarantors, which are also separately reflected in the stand-alone Subsidiary Guarantors and Subsidiary Non-Guarantors column. Additionally, the Subsidiary Guarantors column reflects the equity income (loss) of its Subsidiary Non-Guarantors, which are also separately reflected in the stand-alone Subsidiary Non-Guarantors column.

3. Elimination entries necessary to consolidate the Parent and all of its Subsidiaries.

DYNCORP INTERNATIONAL LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in Thousands)

DYNCORP INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

SUCCESSOR COMPANY

SEPTEMBER 30, 2005

(Unaudited)

	Parent Company	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$62,413	$1,744	$1,912	$—	$66,069
Receivables, net	293,401	30,906	(299)	—	324,008
Prepaid expenses and other current assets	28,323	257	511	—	29,091

Total current assets	384,137	32,907	2,124	—	419,168

Property and equipment, net	6,348	3,008	505	—	9,861
Other assets:
Goodwill	402,316	21,621	—	—	423,937
Tradename	18,318	—	—	—	18,318
Customer related intangibles, net	252,527	13,571	—	—	266,098
Other intangibles, net	5,858	314	—	—	6,172
Investment in subsidiaries	7,715	147	—	(7,862)	—
Deferred financing costs, net	18,118	—	—	—	18,118
Other assets	905	—	—	—	905
Intercompany receivables	33,520	—	18,926	(52,446)	—

Total other assets	739,277	35,653	18,926	(60,308)	733,548

Total assets	$1,129,762	$71,568	$21,555	$(60,308)	$1,162,577

LIABILITIES AND MEMBER’S EQUITY

Current liabilities:
Current portion of long-term debt	$2,587	$—	$—	$—	$2,587
Accounts payable	90,807	2,410	165	—	93,382

Accrued payroll and employee costs	46,689	3,817	7,591	—	58,097
Accrued expenses—related party	13,148		—	—	13,148
Other accrued expenses	9,485	5,136	13,695	—	28,316
Income taxes	1,061	—	1	—	1,062

Total current liabilities	163,777	11,363	21,452	—	196,592

Long-term debt—less current portion	660,688	—	—	—	660,688
Deferred income taxes	1,884	—	—	—	1,884
Other long-term liabilities	71,689	—	—	—	71,689
Intercompany payables	—	52,446	—	(52,446)	—
Member’s equity	231,724	7,759	103	(7,862)	231,724

Total liabilities and member’s equity	$1,129,762	$71,568	$21,555	$(60,308)	$1,162,577

DYNCORP INTERNATIONAL LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in Thousands)

DYNCORP INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

SUCCESSOR COMPANY

APRIL 1, 2005

(Unaudited)

	Parent Company	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10,531	$1,423	$1,520	$—	$13,474
Receivables, net	382,575	39,102	837	—	422,514
Prepaid expenses and other current assets	23,335	1,104	1,809	—	26,248

Total current assets	416,441	41,629	4,166	—	462,236

Property and equipment, net	6,951	3,210	496	—	10,657
Other assets:
Goodwill	326,973	17,572	—	—	344,545
Tradename	18,318	—	—	—	18,318
Customer related intangibles, net	270,737	14,550	—	—	285,287
Other intangibles, net	6,722	361	—	—	7,083
Investment in subsidiaries	(495)	4	—	491	—
Deferred financing costs, net	19,438	—	—	—	19,438
Other assets	629	—	—	—	629
Intercompany receivables	50,343	—	8,467	(58,810)	—

Total other assets	692,665	32,487	8,467	(58,319)	675,300

Total assets	$1,116,057	$77,326	$13,129	$(58,319)	$1,148,193

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$37,588	$—	$—	$—	$37,588
Accounts payable	135,238	439	—	—	135,677
Accrued payroll and employee costs	27,005	16,266	12,916	—	56,187
Other accrued expenses	30,010	2,094	253	—	32,357
Income taxes	(108)	168	—	—	60

Total current liabilities	229,733	18,967	13,169	—	261,869

Long-term debt—less current portion	662,412	—	—	—	662,412
Deferred income taxes	—	—	—	—	—
Other long-term liabilities	4	—	—	—	4
Intercompany payables	—	58,810	—	(58,810)	—
Member’s equity	223,908	(451)	(40)	491	223,908

Total liabilities and member’s equity	$1,116,057	$77,326	$13,129	$(58,319)	$1,148,193

DYNCORP INTERNATIONAL LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in Thousands)

DYNCORP INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

SUCCESSOR COMPANY OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

(Unaudited)

	Parent Company	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Revenues	$384,398	$55,231	$56,633	$(56,633)	$439,629

Cost of services	334,608	50,574	56,526	(56,633)	385,075
Selling, general and administrative	18,457	1,245	—	—	19,702
Depreciation and amortization	11,492	—	23	—	11,515

Operating income	19,841	3,412	84	—	23,337
Other expense (income)	(60)	—	—	—	(60)

Equity in income (loss) of subsidiaries	3,466	54	—	(3,520)	—
Interest expense (income)	13,854	—	—	—	13,854

Income (loss) before income taxes	9,513	3,466	84	(3,520)	9,543
Provision (benefit) for income taxes	3,494	—	30	—	3,524

Net income (loss)	$6,019	$3,466	$54	$(3,520)	$6,019

DYNCORP INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

IMMEDIATE PREDECESSOR COMPANY OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 1, 2004

(Unaudited)

	Parent Company	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Revenues	$456,253	$67,365	$50,683	$(50,683)	$523,618

Cost of services	412,070	65,320	50,531	(50,683)	477,238
Selling, general and administrative	13,263	(285)	6	—	12,984
Depreciation and amortization	1,783	—	46	—	1,829

Operating income	29,137	2,330	100	—	31,567
Other expense (income)	(27)	(9)	—	—	(36)
Equity in income (loss) of subsidiaries	2,737	75	—	(2,812)	—
Interest expense (income)	—	—	—	—	—

Income (loss) before income taxes	31,901	2,414	100	(2,812)	31,603
Provision (benefit) for income taxes	12,595	(313)	15	—	12,297

Net income (loss)	$19,306	$2,727	$85	$(2,812)	$19,306

DYNCORP INTERNATIONAL LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in Thousands)

DYNCORP INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

SUCCESSOR COMPANY OPERATIONS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005

(Unaudited)

	Parent Company	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Revenues	$757,826	$106,858	$104,790	$(104,790)	$864,684

Cost of services	664,200	99,764	104,559	(104,790)	763,733
Selling, general and administrative	36,445	2,415	1	—	38,861
Depreciation and amortization	22,154	—	46	—	22,200

Operating income	35,027	4,679	184	—	39,890
Other expense (income)	(50)	(4)	—	—	(54)
Equity in income (loss) of subsidiaries	4,825	142	—	(4,967)	—
Interest expense (income)	27,684	—	—	—	27,684

Income (loss) before income taxes	12,218	4,825	184	(4,967)	12,260
Provision (benefit) for income taxes	4,121	—	42	—	4,163

Net income (loss)	$8,097	$4,825	$142	$(4,967)	$8,097

DYNCORP INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

IMMEDIATE PREDECESSOR COMPANY OPERATIONS

FOR THE SIX MONTHS ENDED OCTOBER 1, 2004

(Unaudited)

	Parent Company	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Revenues	$801,684	$128,829	$92,765	$(92,765)	$930,513

Cost of services	724,249	120,274	92,501	(92,765)	844,259
Selling, general and administrative	24,723	3,905	6	—	28,634
Depreciation and amortization	3,546	—	56	—	3,602

Operating income	49,166	4,650	202	—	54,018
Other expense (income)	(45)	(15)	—	—	(60)
Equity in income (loss) of subsidiaries	4,866	201	—	(5,067)	—
Interest expense (income)	—	—	—	—	—

Income (loss) before income taxes	54,077	4,866	202	(5,067)	54,078
Provision (benefit) for income taxes	20,873	—	1	—	20,874

Net income (loss)	$33,204	$4,866	$201	$(5,067)	$33,204

DYNCORP INTERNATIONAL LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in Thousands)

DYNCORP INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

SUCCESSOR COMPANY OPERATIONS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005

(Unaudited)

	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$77,565	$3,301	$10,906	$—	$91,772

Cash flows from investing activities
Acquisition of property and equipment	(641)	—	(56)	—	(697)
Other investing cash flows	(1,272)	—	—	—	(1,272)

Net cash used for investing	(1,913)	—	(56)	—	(1,969)

Cash flows from financing activities
Net transfers from (to) parent company	13,438	(2,980)	(10,458)	—	—
Other financing activities	(37,208)	—	—	—	(37,208)

Net cash provided by (used in) financing activities	(23,770)	(2,980)	(10,458)	—	(37,208)

Net increase in cash and cash equivalents	51,882	321	392	—	52,595
Cash and cash equivalents at beginning of period	10,531	1,423	1,520	—	13,474

Cash and cash equivalents at end of period	$62,413	$1,744	$1,912	$—	$66,069

DYNCORP INTERNATIONAL LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in Thousands)

DYNCORP INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

IMMEDIATE PREDECESSOR COMPANY OPERATIONS

FOR THE SIX MONTHS ENDED OCTOBER 1, 2004

(Unaudited)

	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(33,619)	$6,568	$9,715	$—	$(17,337)

Cash flows from investing activities
Acquisition of property and equipment	(3,992)	(3,335)	(131)	—	(7,458)
Other investing cash flows	(110)	—	—	—	(110)

Net cash used for investing	(4,102)	(3,335)	(131)	—	(7,568)

Cash flows from financing activities
Net transfers from (to) parent company	43,872	(3,155)	(10,343)	—	30,374
Other financing activities	—	—	—	—	—

Net cash provided by (used in) financing activities	43,872	(3,155)	(10,343)	—	30,374

Net increase in cash and cash equivalents	6,151	78	(760)	—	5,469
Cash and cash equivalents at beginning of period	3,397	1,255	1,858	—	6,510

Cash and cash equivalents at end of period	$9,548	$1,333	$1,098	$—	$11,979

DYNCORP INTERNATIONAL LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in Thousands)

Note 10—Segment Data

The Company’s business primarily involves providing worldwide maintenance support to U.S. military aircraft and various defense technical services. The Company is organized into two major business areas, Field Technical Services (“FTS”) and International Technical Services (“ITS”). The Company provides services domestically and in foreign countries under contracts with the U.S. government and some foreign customers. The risks associated with the Company’s foreign operations relating to foreign currency fluctuation and political and economic conditions in foreign countries have not had a significant negative impact to the Company. The Company operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards, and audits by various U.S. federal agencies.

Our Field Technical Services operating division provides long-term aviation services and engineering and logistics support, ranging from daily fleet maintenance to extensive modification and overhauls on aircraft, weapons systems and support equipment. Field Technical Services generates revenue under long-term contracts that are typically three to ten years in duration. Contract Field Teams is the most significant program of our Field Technical Services operating division based on revenues. The Company and its predecessors have participated in this program for 54 consecutive years. This program deploys highly mobile, quick-response field teams to customer locations worldwide to supplement our customers’ workforce, including generally providing mission support to aircraft and weapons systems in addition to depot-level repair.

Our International Technical Services operating division primarily provides outsourced law enforcement training, drug eradication, global logistics, base operations and personal and physical security services to government and commercial customers in foreign jurisdictions. The International Technical Services division has witnessed strong growth as a result of the U.S. government’s trend toward outsourcing critical related functions. In February 2004, as part of the Department of State’s outsourced law enforcement training in the Middle East, the Company was awarded a new Civilian Police contract, which expanded the existing Civilian Police program in place since 1994. As of September 30, 2005, the Company has deployed civilian police officers from the United States to 12 countries to train and offer logistics support to the local police and assist them with infrastructure and reconstruction.

The DynCorp International Home Office component represents assets not included in a reporting segment and is primarily comprised of cash and cash equivalents, deferred tax assets and liabilities, internally developed software, fixed assets, unallocated general corporate costs, and depreciation and amortization related to the long-lived assets not included in a reporting segment.

DYNCORP INTERNATIONAL LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in Thousands)

The table below presents selected financial information for the three months ended September 30, 2005, and October 1, 2004, for the two reportable segments and items that cannot be allocated to either operating segment:

Successor	Field Technical Services	International Technical Services	DynCorp International Home Office	Total
For the Three Months Ended Sep 30, 2005
Revenues	$172,919	$266,710	$—	$439,629
Earnings before interest and taxes	7,493	18,170	(2,326)	23,337
Depreciation and amortization	2,915	8,072	735	11,722

Immediate Predecessor
For the Three Months Ended Oct 1, 2004
Revenues	$164,374	$359,202	$42	$523,618
Earnings before interest and taxes	10,368	21,424	(225)	31,567
Depreciation and amortization	700	1,327	18	2,045

The table below presents selected financial information for the six months ended September 30, 2005, and October 1, 2004, for the two reportable segments and items that cannot be allocated to either operating segment:

Successor	Field Technical Services	International Technical Services	DynCorp International Home Office	Total
For the Six Months Ended Sep 30, 2005
Revenues	$342,371	$522,313	$—	$864,684
Earnings before interest and taxes	15,171	28,351	(3,632)	39,890
Depreciation and amortization	5,837	15,635	1,144	22,616

Immediate Predecessor
For the Six Months Ended Oct 1, 2004
Revenues	$337,316	$593,156	$41	$930,513
Earnings before interest and taxes	21,944	32,192	(118)	54,018
Depreciation and amortization	1,236	2,770	32	4,038

A reconciliation of earnings before interest and taxes to net income, for the three months ended September 30, 2005, and October 1, 2004, is as follows:

	Successor	Immediate Predecessor
	For the Three Months Ended Sep 30, 2005	For the Three Months Ended Oct 1, 2004
Earnings before interest and taxes	$23,337	$31,567
Interest income	60	36
Interest expense	(13,854)	—
Income taxes	(3,524)	(12,297)

Net income	$6,019	$19,306

DYNCORP INTERNATIONAL LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in Thousands)

A reconciliation of earnings before interest and taxes to net income, for the six months ended September 30, 2005, and October 1, 2004, is as follows:

	Successor	Immediate Predecessor
	For the Six Months Ended Sep 30, 2005	For the Six Months Ended Oct 1, 2004
Earnings before interest and taxes	$39,890	$54,018
Interest income	54	60
Interest expense	(27,684)	—
Income taxes	(4,163)	(20,874)

Net income	$8,097	$33,204

The Company’s management believes that earnings before interest and taxes provides useful information in order to assess the Company’s performance and results of operations. The measure is utilized to determine executive compensation along with other measures.

Note 11—Subsequent Events

Our parent, DynCorp International Inc., filed a registration statement on Form S-1 with the SEC on September 28, 2005, as amended by Amendment No. 1, filed October 11, 2005, and Amendment No. 2, filed October 30, 2005, relating to an initial public offering of its common stock. There can be no assurance whether our parent will complete the offering at all or what the terms of the offering will be.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this section to the “Company,” “us” or “we” refer to DynCorp International LLC and its wholly owned subsidiaries.

Company Background

We provide a broad range of mission-critical outsourced technical services to civilian and military government agencies and commercial customers. Our specific global expertise is in law enforcement training and support, security services, base operations, logistics support and aviation services and operations. We operated as a separate subsidiary of DynCorp from 2000 to 2003 and of Computer Sciences Corporation from 2003 until February 2005. However, DynCorp International and its predecessors have provided essential services to numerous U.S. government department and agencies since 1951. Our current customers include the Department of State; the Army, Air Force, Navy and Marine Corps (collectively, the Department of Defense); and commercial customers and foreign governments. As of September 20, 2005, we had over 14,000 employees in 33 countries and 45 active contracts ranging in duration from three to ten years and over 75 task orders.

The 2005 Acquisition

On December 12, 2004, Veritas Capital and DI Acquisition Corp., now known as DynCorp International Inc., entered into a purchase agreement with Computer Sciences Corporation and DynCorp whereby DI Acquisition Corp. agreed to acquire DynCorp International, a wholly owned subsidiary of DynCorp. DI Acquisition Corp. assigned its rights to acquire DynCorp International to DI Finance, its wholly owned subsidiary. Immediately after the consummation of the Acquisition, DI Finance was merged with and into DynCorp International. DynCorp International survived the merger and is a wholly owned subsidiary of DynCorp International Inc. We refer to the foregoing transaction as the “2005 Acquisition”.

As a result of the Acquisition, our assets and liabilities have been adjusted to their preliminary estimated fair value as of the closing. The excess of the total purchase price over the value of our assets at the closing of the 2005 Acquisition has been allocated to goodwill and other intangible assets, some of which will be amortized, and will be subject to annual impairment review.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis, including those relating to revenue recognition and cost estimation on long-term contracts, determination of goodwill and customer-related intangible assets, goodwill impairment and accounting for contingencies and litigation. Our estimates and assumptions have been prepared on the basis of the most current available information. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could materially differ from these estimates under different assumptions and conditions.

We have several critical accounting policies that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are as follows:

Revenue Recognition and Long-Term Contract Cost Estimates

DynCorp International provides its services under cost-reimbursement, time-and-materials and fixed-price contracts. The form of contract, rather than the type of service offering, is the primary determinant of revenue recognition. Revenues are recognized when persuasive evidence of an arrangement exists, services or products have been provided to the client, the sales price is fixed or determinable, and collectibility is reasonably assured. For fiscal 2005 and the six months ended September 30, 2005, 34%, 39%, 27% and 33%, 40% and 27% of our revenues were derived from cost-reimbursement, time-and-materials and fixed-price contracts, respectively.

Revenue on fixed-price contracts is generally recognized ratably over the contract period, measured by methods appropriate to the services or products provided. Such “output measures” include: period of service, such as for aircraft fleet maintenance; units delivered, such as vehicles; and units produced, such as aircraft for which modification has been completed.

Revenue on fixed-price construction or production-type contracts, when they occur, is recognized on the basis of the estimated percentage of completion. Progress towards completion is typically measured based on achievement of specified contract milestones, when available, or based on costs incurred as a proportion of estimated total costs. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract. This method can result in the deferral of costs or profit on these contracts. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Revenue on fixed-unit contracts that have a duration of less than six months is recognized on the completed contract method. Work in progress is classified as a component of inventory.

We provide for anticipated losses on contracts by a charge to income during the period in which the losses are first identified. Amounts billed but not yet recognized as revenue under certain types of contracts are deferred. Unbilled receivables are stated at estimated realizable value. Contract costs on U.S. government contracts, including indirect costs, are subject to audit and adjustment by negotiations between us and government representatives. Substantially all of our indirect contract costs have been agreed upon through March 28, 2003. Contract revenues on U.S. government contracts have been recorded in amounts that are expected to be realized upon final settlement.

Contract costs are expensed as incurred, except as described above and on certain other production-type fixed-price contracts, where costs are deferred until such time that associated revenue is recognized.

Our customer contracts may include the provision of more than one of our services. For revenue arrangements with multiple deliverables, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values.

Many of our contracts are time-and-materials or fixed hourly/daily rate contracts. For these contracts, revenue is recognized each month based on actual hours/days charged to the program during that month multiplied by the fixed hourly/daily rate in the contract for the type of labor charged. Any material or other direct charges are recognized as revenue based on the actual direct cost plus Defense Contract Audit Agency-approved indirect rates.

Cost-reimbursement type contracts can be either Cost Plus Fixed Fee, or Cost Plus Award Fee. Revenue recognition for these two contract types is very similar. In both cases, revenue is based on actual direct cost plus Defense Contract Audit Agency-approved indirect rates. In the case of Cost Plus Fixed Fee, the fixed fee is recognized based on the ratio of the fixed fee for the contract to the total estimated cost of the contract. In the case of Cost Plus Award Fee contracts, the fee is made up of two components, base fee and award fee. Base fee is recognized in the same manner as the fee on Cost Plus Fixed Fee contracts. The award fee portion is recognized based on an average of the last two award fee periods or award experience for similar contracts for new contracts that lack specific experience.

Determination of Goodwill and Customer-Related Intangible Assets

The Computer Sciences Corporation Acquisition was accounted for under the purchase method and, accordingly, the purchase prices were allocated to the net assets acquired based on estimates of the fair values at the acquisition date. In addition, Computer Sciences Corporation obtained an independent appraisal of the fair values for certain intangible assets. In order to determine the appropriate value of goodwill to be allocated to us, an estimate was made of the relative fair value of DynCorp International to the remaining portion of DynCorp as of March 7, 2003. The value of the intangible assets reflected in the balance sheet is the sum of the independently appraised value of the customer contracts and related customer relationships for contracts being performed by us, less amortization expense.

The February 11, 2005 Acquisition was accounted for using the purchase method of accounting. This method requires estimates to determine the fair values of assets and liabilities acquired, including judgments to determine any acquired intangible assets such as customer-related intangibles, as well as assessments of the fair value of existing assets such as property and equipment. Liabilities acquired can include reserves for litigation and other contingency reserves established prior to or at the time of acquisition, and require judgment in ascertaining a reasonable value. Third-party valuation firms will assist management in the appraisal of certain assets and liabilities, but even those determinations would be based on significant estimates provided by us, such as forecasted revenues or profits on contract-related intangibles. Numerous factors are typically considered in the purchase accounting assessments, which are conducted by our professionals from legal, finance, human resources, information systems, program management and other disciplines. In addition, purchase price allocations are subject to refinement until all pertinent information is obtained. The purchase agreement established a procedure for determining a net working capital adjustment after the closing, with any dispute regarding such calculations to be resolved by an independent accounting firm. We negotiated the amount of the working capital adjustment with Computer Sciences Corporation and entered into a settlement agreement with Computer Sciences Corporation on October 27, 2005. Pursuant to the settlement agreement, Computer Sciences Corporation will receive an additional 65,550 shares of our parent’s preferred stock valued at $65.55 million. In addition, the preferred shares to be issued accumulate dividends from the date of acquisition, February 11, 2005. The Company has recorded the settlement amount, which includes both the preferred stock to be issued subsequent to September 30, 2005 and the accumulated dividend through October 27, 2005, as an increase to Goodwill and other non current liabilities.

Accounting for Contingencies and Litigation

We are subject to various claims and contingencies associated with lawsuits, insurance, tax and other issues arising out of the normal course of business. The consolidated financial statements reflect the treatment of claims and contingencies based on our view of the expected outcome. We consult with legal counsel on issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business. If the likelihood of an adverse outcome is probable and the amount is estimable, we accrue a liability in accordance with SFAS No. 5, “Accounting for Contingencies.” Significant changes in the estimates or assumptions used in assessing the likelihood of an adverse outcome could have a material effect on our consolidated financial results.

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented.

Three months ended September 30, 2005 compared to three months ended October 1, 2004:

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

DYNCORP INTERNATIONAL LLC

Condensed Consolidated Statements of Income

(dollars in Thousands)

	Successor		Immediate Predecessor
	For the Three Months Ended
	Sep 30, 2005		Oct 1, 2004
	(unaudited)		(unaudited)
Revenues	$439,629	100.0%	$523,618	100.0%
Costs of services	385,075	87.6%	477,238	91.1%
Selling, general and administrative	19,702	4.5%	12,984	2.5%
Depreciation and amortization	11,515	2.6%	1,829	0.3%

Operating income	23,337	5.3%	31,567	6.0%
Other expense (income):	—	—	—	—
Interest expense	13,854	3.2%	—	0.0%
Other expense (income)	(60)	0.0%	(36)	0.0%

Income before income taxes	9,543	2.2%	31,603	6.0%
Provision for income taxes	3,524	0.8%	12,297	2.3%

Net income	$6,019	1.4%	$19,306	3.7%

Revenues. Total revenue decreased from $523.6 million in the three months ended October 1, 2004 to $439.6 million for the three months ended September 30, 2005, a decrease of $84.0 million or 16.0%. Revenues from the Field Technical Services segment increased from $164.4 million for the three months ended October 1, 2004 to $172.9 million for the three months ended September 30, 2005, or an increase of 5.2%. The Field Technical Services increase of $8.5 million was primarily driven by the Life Cycle Contractor Support program increase of $8.2 million primarily due to the addition of the Global Air Traffic Management modification to the contract, an increase in the Army Pre-Positioned Stocks program of $2.4 million due to increased workload, and the ramp up of the Attack Helicopter-1 / Utility Helicopter-1 program which increased $1.6 million since initial contract award during the first quarter of fiscal 2005. Partially offsetting this increase was the Contract Field Teams program which decreased by $2.7 million mainly as a result of reduced workload for maintenance, repair and refurbishment of weapons systems, and the end of the Al Salam program, which reduced revenue by $6.2 million. We withdrew from the Al Salam program due to unattractive pricing offered by the customer, consequently, the customer decided to self perform the maintenance we had been providing.

International Technical Services revenue decreased from $359.2 million for the three months ended October 1, 2004 to $266.7 million for the three months ended September 30, 2005, which was a decrease of $92.5 million or 25.8%. This reduction was driven by a decrease in the Civilian Police program of $68.4 million due to delays in expected workload related to internal U.S. government funding procedures as well as decreases in construction activity, and pass-through purchases of vehicles and other equipment in the Middle East. There was also a decrease of $18.6 million from a series of contracts to provide security and logistics support to various U.S. Government construction efforts in the Middle East as a subcontractor. This type of subcontract effort was typically short term with delayed payments, and therefore we decided to exit this line of business of subcontracting to construction companies under U.S. Government contracts until it can be performed in a more stable environment with improved financial terms. Decreases were also experienced under DynMarine Services of Virginia LLC of $10.1 million primarily due to the discontinuance of our work under the Oceangraphics Ships contract, and under our War Reserve Materials program of $1.5 million as a result of reduced construction activity. The decreases were offset by increases on the Worldwide Personal Protective Services program of $10.4 million mainly due to increased protection requirements in the Middle East, growth from peacekeeping efforts in Africa of $8.7 million, increases under the Rapid Response program in the Philippines of $5.9 million, contract growth on the International Narcotics and Law Enforcement Airwing contract of $4.6 million and increases on various commercial programs of $6.1 million.

Costs of services. Costs of services are comprised of direct labor, direct material, subcontractor costs, other direct costs and overhead. Other direct costs include travel, supplies and other miscellaneous costs. Cost of services decreased from $477.2 million for the three months ended October 1, 2004 to $385.1 million for the three months ended September 30, 2005, or a decrease of $91.1 million. The majority of this decrease is directly related to the decrease in revenue. As a percentage of revenue, costs of services dropped from 91.1% in the three months ended October 1, 2004 to 87.6% for the three months ended September 30, 2005. This reduction as a percentage of revenue was due to improved program performance and the impact of shifting from cost type contracts to more time and material or fixed unit price contracts.

Selling, general and administrative expenses. Selling, general and administrative expenses are primarily for functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. Selling general and administrative expenses for the three months ended October 1, 2004, were $13.0 million and increased to $19.7 million for the three months ended September 30, 2005, or an increase of 51.7%. As a percentage of revenue, selling, general and administrative expenses increased from 2.5% for the three months ended October 1, 2004 to 4.5% for the three months ended September 30, 2005. Included in the three months ended September 30, 2005 were one-time retention bonuses of $0.9 million related to the 2005 Acquisition. This amount was forecasted and funded as part of the transaction expenses, but for accounting purposes the one-time retention bonuses were required to be expensed over the six months following the close of the 2005 Acquisition. Adjusting for the one-time retention expenses, selling, general and administrative expenses as a percentage of revenue would have increased from 2.5% for the three months ended October 1, 2004 to 4.3% for the three months ended September 30, 2005. This increase was primarily related to selling expenses, and the added cost of security in the Middle East for selling, general and administrative expense personnel.

Depreciation and amortization. Depreciation and amortization increased from $1.8 million for the three months ended October 1, 2004 to $11.5 million for the three months ended September 30, 2005, or an increase of $9.7 million. This increase was primarily due to the change in the amortization amounts. Amortization in the three months ended October 1, 2004 was based on the DynCorp International portion of the amortization related to the Computer Sciences Corporation purchase of DynCorp in March 2003. The amortization for the three months ended September 30, 2005 was based on the 2005 Acquisition which included a step up in basis for our customer related intangibles resulting in increased amortization expense.

Interest Expense. During the three months ended September 30, 2005 $13.9 million of interest expense was incurred related to our senior secured credit facility and our senior subordinated notes. This interest expense includes interest costs applicable to the three month period as well as amortization of deferred financing fees.

During the three months ended October 1, 2004, we did not incur any interest expense because it was recorded at the Computer Sciences Corporation corporate level and not pushed down to the operating entities.

Income tax expense. We had income tax expense for the three months ended September 30, 2005 of $3.5 million which is a decrease of $8.8 million or 71.5% from income tax expense of $12.3 million for the three months ended October 1, 2004. The primary reason for the decrease relates to the factors previously mentioned resulting in lower earnings before taxes in the current year. In addition to the decline in current year tax expense attributable to lower earnings before tax, the current year tax expense includes the reversal of a deferred tax valuation allowance recorded in prior periods.

Our Segments

The following table sets forth the revenues and earnings before interest and taxes for our International Technical Services and Field Technical Services operating divisions, both in dollars and as a percentage of our consolidated revenues, for the three months ended September 30, 2005 as compared to the three months ended October 1, 2004.

(dollars in Thousands)	Successor		Immediate Predecessor
	For the Three Months Ended Sep 30, 2005		For the Three Months Ended Oct 1, 2004
Revenues
Field Technical Services	$172,919	39.3%	$164,374	31.4%
International Technical Services.	266,710	60.7%	359,202	68.6%
Other	—	0.0%	42	0.0%

Consolidated	$439,629	100.0%	$523,618	100.0%

Earnings before Interest and Taxes
Field Technical Services	7,493	32.1%	10,368	32.8%
International Technical Services.	18,170	77.9%	21,424	67.9%
Other	(2,326)	-10.0%	(225)	-0.7%

Consolidated	$23,337	100.0%	$31,567	100.0%

Field Technical Services

Revenues. Revenues for the three months ended September 30, 2005 were $172.9 million, an increase of $8.5 million, or 5.2%, from $164.4 million for the three months ended October 1, 2004. This revenue increase was primarily from the Global Air Traffic Management modification under the Life Cycle Contractor Support program, increases on the APS—3 program in workload and ramp up of the Attack Helicopter-1 / Utility Helicopter-1 program. These increases were partially offset by reduced workload under Contract Field Teams, and the withdrawal from the Al Salam contract due to unattractive pricing offered by the customer, consequently, the customer decided to self perform the F-15 maintenance we had been providing.

Earnings before interest and taxes. Earnings before interest and taxes for the three months ended September 30, 2005 were $7.5 million, a decrease of $2.9 million, or 27.7%, from $10.4 million for the three months ended October 1, 2004. Earnings before interest and taxes as a percentage of revenue for the three months ended September 30, 2005 was 4.1% compared to 6.3% for the three months ended October 1, 2004. The decrease in earnings before interest and taxes is primarily the result of increased amortization of customer intangibles due to the 2005 Acquisition.

International Technical Services

Revenues. Revenues for the three months ended September 30, 2005 were $266.7 million, a decrease of $92.5 million, or 25.8%, from $359.2 million for the three months ended October 1, 2004. The revenue decrease was primarily on the Civilian Police program and the result of a decrease due to delays in expected workload related to internal U.S. Government funding procedures as well as decreases in construction activity and the pass through purchases of vehicles and equipment for various task orders in the Middle East. A reduction also occurred on a series of contracts with various construction companies to provide logistics and security support in the Middle East, and due to the discontinuance of our work under the Oceangraphics Ships contract. These decreases were partially offset by increased security requirements on the Worldwide Personal Protective Services program, growth in Africa to provide peacekeeping services, increased support to the Army in the Philippines, growth on the International Narcotics and Law Enforcement program, and various increases on commercial programs.

Earnings before interest and taxes. Earnings before interest and taxes for the three months ended September 30, 2005 were $18.2 million, a decrease of $3.3 million, or 15.2%, from $21.4 million for the three months ended October 1, 2004. Earnings before interest and taxes as a percentage of revenue for the three months ended September 30, 2005 was 7.0% compared to 6.0% for the three months ended October 1, 2004. Despite the lower revenue during the current fiscal year, the decrease in earnings before interest and taxes is primarily the result of increased amortization of customer intangibles due to the 2005 Acquisition partially offset by higher margins due to the change in contract mix. In addition to the benefit provided by the shift in contract mix, the current year includes the recognition of an equitable adjustment related to our CIVPOL program. The equitable adjustment has resulted in earnings of $5.5 million during the current year and has improved the margin on earning before interest and taxes 206 basis points for the three months ended September 30, 2005.

Six months ended September 30, 2005 compared to six months ended October 1, 2004:

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

DYNCORP INTERNATIONAL LLC

Condensed Consolidated Statements of Income

(dollars in Thousands)

	Successor		Immediate Predecessor
	For the Six Months Ended
	Sep 30, 2005		Oct 1, 2004
	(unaudited)		(unaudited)
Revenues	$864,684	100.0%	$930,513	100.0%
Costs of services	763,733	88.3%	844,259	90.7%
Selling, general and administrative	38,861	4.5%	28,634	3.1%
Depreciation and amortization	22,200	2.6%	3,602	0.4%

Operating income	39,890	4.6%	54,018	5.8%
Interest expense	27,684	3.2%	—	0.0%
Other income	(54)	0.0%	(60)	0.0%

Income before income taxes	12,260	1.4%	54,078	5.8%
Provision for income taxes	4,163	0.5%	20,874	2.2%

Net income	$8,097	0.9%	$33,204	3.6%

Revenues. Total revenue decreased from $930.5 million in the six months ended October 1, 2004 to $864.7 million for the six months ended September 30, 2005, a decrease of $65.8 million or 7.1%. Revenues from the Field Technical Services segment increased from $337.3 million for the six months ended October 1, 2004 to $342.4 million for the six months ended September 30, 2005, or an increase of 1.5%. The Field Technical Services increase of $5.1 million was primarily driven by the Life Cycle Contractor Support program increase of $11.6 million due to the addition of the Global Air Traffic Management modification to the contract, an increase in the Army Pre-Positioned Stocks program of $6.2 million due to increased workload, and the ramp up of the Attack Helicopter-1 / Utility Helicopter-1 program which increased $4.9 million since initial contract award during the first quarter of fiscal 2005. Partially offsetting this increase was the Contract Field Teams program which decreased by $10.2 million mainly as a result of reduced workload for maintenance, repair and refurbishment of weapons systems, and the end of the Al Salam program, which reduced revenue by

$12.2 million. We withdrew from the Al Salam program due to unattractive pricing offered by the customer, consequently, the customer decided to self perform the maintenance we had been providing.

International Technical Services revenue decreased from $593.2 million for the six months ended October 1, 2004 to $522.3 million for the six months ended September 30, 2005, which was a decrease of $70.9 million or 12.0%. This reduction was driven by a decrease in the Civilian Police program of $70.0 million due to delays in expected workload related to internal U.S. government funding procedures as well as decreases in construction activity, and pass-through purchases of vehicles and other equipment in the Middle East. There was also a decrease of $33.2 million from a series of contracts to provide security and logistics support to various U.S. Government construction efforts in the Middle East as a subcontractor. This type of subcontract effort was typically short term with delayed payments, and therefore we decided to exit this line of business of subcontracting to construction companies under U.S. Government contracts until it can be performed in a more stable environment with improved financial terms. Decreases were also experienced under DynMarine Services of Virginia LLC of $19.4 million primarily due to the discontinuance of our work under the Oceangraphics Ships contract, and under our War Reserve Materials program of $12.3 million as a result of reduced construction activity. The decreases were offset by increases on the Worldwide Personal Protective Services program of $27.2 million mainly due to increased protection requirements in the Middle East, growth from peacekeeping efforts in Africa of $11.8 million, increases under the Rapid Response program in the Philippines of $9.4 million, contract growth on the International Narcotics and Law Enforcement Airwing contract of $9.5 million and increases on various commercial programs of $9.4 million.

Costs of services. Costs of services are comprised of direct labor, direct material, subcontractor costs, other direct costs and overhead. Other direct costs include travel, supplies and other miscellaneous costs. Cost of services decreased from $844.3 million for the six months ended October 1, 2004 to $763.7 million for the six months ended September 30, 2005, or a decrease of $80.6 million. The majority of this decrease is directly related to the decrease in revenue. As a percentage of revenue, costs of services dropped from 90.7% in the six months ended October 1, 2004 to 88.3% for the six months ended September 30, 2005. This reduction as a percentage of revenue was due to improved program performance and the impact of shifting from cost type contracts to more time and material or fixed unit price contracts.

Selling, general and administrative expenses. Selling, general and administrative expenses are primarily for functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. Selling general and administrative expenses for the six months ended October 1, 2004 was $28.6 million and increased to $38.9 million for the six months ended September 30, 2005, or an increase of 36.0%. As a percentage of revenue, selling, general and administrative expenses increased from 3.1% for the six months ended October 1, 2004 to 4.5% for the six months ended September 30, 2005. Included in the six months ended September 30, 2005 were one-time retention bonuses of $2.9 million related to the 2005 Acquisition. This amount was forecasted and funded as part of the transaction expenses, but for accounting purposes the one-time retention bonuses were required to be expensed over the six months following the close of the 2005 Acquisition. Adjusting for the one-time retention expenses, selling, general and administrative expenses as a percentage of revenue would have increased from 3.1% for the six months ended October 1, 2004 to 4.2% for the six months ended September 30, 2005. This increase was primarily related to selling expenses, and the added cost of security in the Middle East for selling, general and administrative expense personnel.

Depreciation and amortization. Depreciation and amortization increased from $3.6 million for the six months ended October 1, 2004 to $22.2 million for the six months ended September 30, 2005, or an increase of $18.6 million. This increase was primarily due to the change in the amortization amounts. Amortization in the six months ended October 1, 2004 was based on the DynCorp International portion of the amortization related to the Computer Sciences Corporation purchase of DynCorp in March 2003. The amortization for the six months ended September 30, 2005 was based on the 2005 Acquisition which included a step up in basis for our customer related intangibles resulting in increased amortization expense.

Interest Expense. During the six months ended September 30, 2005 $27.7 million of interest expense was incurred related to our senior secured credit facility, the revolving credit facility, and our senior subordinated notes. This interest expense includes interest costs applicable to the six month period as well as amortization of deferred financing fees.

During the six months ended October 1, 2004, we did not incur any interest expense because it was recorded at the Computer Sciences Corporation corporate level and not pushed down to the operating entities.

Income tax expense. We had income tax expense for the six months ended September 30, 2005 of $4.2 million which is a decrease of $16.7 million or 80% from income tax expense of $20.9 million for the six months ended October 1, 2004. The primary reason for the decrease relates to the factors previously mentioned resulting in lower earnings before taxes in the current year. In addition to the decline in current year tax expense attributable to lower earnings before tax, the current year tax expense includes the reversal of a deferred tax valuation allowance recorded in prior periods.

Our Segments

The following table sets forth the revenues and earnings before interest and taxes for our International Technical Services and Field Technical Services operating divisions, both in dollars and as a percentage of our consolidated revenues, for the six months ended September 30, 2005 as compared to the six months ended October 1, 2004.

(dollars in Thousands)	Successor		Immediate Predecessor
	For the Six Months Ended Sep 30, 2005		For the Six Months Ended Oct 1, 2004
Revenues
Field Technical Services	$342,371	39.6%	$337,316	36.3%
International Technical Services.	522,313	60.4%	593,156	63.7%
Other (1)	—	0.0%	41	0.0%

Consolidated	$864,684	100.0%	$930,513	100.0%

Earnings before Interest and Taxes
Field Technical Services	14,775	37.0%	21,944	40.6%
International Technical Services.	28,747	72.1%	32,192	59.6%
Other	(3,632)	-9.1%	(118)	-0.2%

Consolidated	$39,890	100.0%	$54,018	100.0%

(1)	Primarily consists of joint venture revenues not allocated to a specific segment.

Field Technical Services

Revenues. Revenues for the six months ended September 30, 2005 were $342.4 million, an increase of $5.1 million, or 1.5%, from $337.3 million for the six months ended October 1, 2004. This revenue increase was primarily from the Global Air Traffic Management modification under the Life Cycle Contractor Support program, and ramp up of the Attack Helicopter-1 / Utility Helicopter-1 program. These increases were partially offset by reduced workload under Contract Field Teams, and the withdrawal from the Al Salam contract due to unattractive pricing offered by the customer, consequently, the customer decided to self perform the F-15 maintenance we had been providing.

Earnings before interest and taxes. Earnings before interest and taxes for the six months ended September 30, 2005 were $15.2 million, a decrease of $6.7 million, or 30.9%, from $21.9 million for the six months ended October 1, 2004. Earnings before interest and taxes as a percentage of revenue for the six months ended September 30, 2005 was 4.3% compared to 6.5% for the six months ended October 1, 2004. The decrease in earnings before interest and taxes is primarily the result of increased amortization of customer intangibles due to the 2005 Acquisition.

International Technical Services

Revenues. Revenues for the six months ended September 30, 2005 were $522.3 million, a decrease of $70.9 million, or 12%, from $593.2 million for the six months ended October 1, 2004. The revenue decrease was primarily on the Civilian Police program and due to delays in expected workload related to internal U.S. Government funding procedures as well as decreases in construction activity and the pass through purchases of vehicles and equipment for various task orders in the Middle East. A reduction also occurred on a series of contracts with various construction companies to provide logistics and security support in the Middle East, and due to the discontinuance of our work under the Oceangraphics Ships contract. These decreases were partially offset by increased security requirements on the Worldwide Personal Protective Services program, growth in Africa to provide peacekeeping services, increased support to the Army in the Philippines, growth on the International Narcotics and Law Enforcement program, and various increases on commercial programs.

Earnings before interest and taxes. Earnings before interest and taxes for the six months ended September 30, 2005 were $28.4 million, a decrease of $3.8 million, or 11.9%, from $32.2 million for the six months ended October 1, 2004. Earnings before interest and taxes as a percentage of revenue for the six months ended September 30, 2005 was 5.5% compared to 5.4% for the six months ended October 1, 2004. Despite lower revenues during the current fiscal year, the decrease in earnings before interest and taxes is primarily the result of increased amortization of customer intangibles due to the 2005 Acquisition partially offset by higher margins due to the change in contract mix. In addition to the benefit provided by the shift in contract mix, the current year includes the recognition of an equitable adjustment related to our CIVPOL program. The equitable adjustment has resulted in earnings of $5.5 million during the current year and has improved the margin on earning before interest and taxes 105 basis points for the six months ended September 30, 2005.

Liquidity and Capital Resources

Historically, we financed our capital and working capital requirements through a combination of cash flows from operating activities and transfers from the predecessor parent companies. In connection with the 2005 Acquisition, we have a $75.0 million revolving credit facility available to fund working capital and other cash requirements not funded from ongoing operations. Leading up to the 2005 Acquisition, Computer Sciences Corporation accelerated collection of receivables where possible and delayed payments to vendors and subcontractors. As a result, we had to draw $20.0 million on the revolver shortly after the closing of the 2005 Acquisition, and as of April 1, 2005 the outstanding balance was $35.0 million. We repaid our revolver during the three months ended July 1, 2005.

Cash and cash equivalents for the period ended September 30, 2005 were $66.1 million versus the period ended October 1, 2004 when we had an ending balance of $12.0 million. Due to the 2005 Acquisition, these amounts are not comparable. As of October 1, 2004 DynCorp International was part of Computer Sciences Corporation and therefore cash was swept directly into Computer Sciences Corporation accounts where possible. As of September 30, 2005, we had $663.3 million of indebtedness, including the New Notes and excluding interest accrued thereon, of which $343.3 million was secured. On the same date, we had approximately $68.2 million of availability under our senior secured credit facility (which gives effect to $6.8 million of outstanding letters of credit which reduced our availability by that amount). As of September 30, 2005, approximately $343.3 million, of our indebtedness would have ranked senior to, or pari passu with, the New Notes, excluding $6.8 million of outstanding letters of credit.

Cash Flows

Net cash provided by operating activities for the six months ended September 30, 2005 was $91.8 million, while net cash required by operating activities for the six months ended October 1, 2004 was $(17.3) million.

Net cash used in investing activities for the six months ended September 30, 2005 was $2.0 million compared to $7.6 million for the six months ended October 1, 2004. This use of cash is due primarily to the purchase of property, equipment, and other assets.

Net cash (used in) provided by financing activities was $(37.2) million and $30.4 million for the six months ended September 30, 2005 and October 1, 2004, respectively. The cash used in financing activities during the six months ended September 30, 2005 is due to the repayment of borrowings under our revolving credit facility in the amount of $35.0 million, scheduled repayment of our bank note borrowings in the amount of $1.7 million and the purchase of an interest rate cap which limits our exposure to upward movements in variable rate debt.

We expect that cash generated from operating activities and availability under our senior secured credit facility will be our principal sources of liquidity. Based on our current level of operations, we believe our cash flow from operations and available borrowings under our senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our senior secured credit facility in an amount sufficient to enable us to repay our indebtedness, including the notes, or to fund our other liquidity needs. Servicing our indebtedness will require a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations, including making payments on the notes.

Debt and Other Obligations

Concurrently with the offering of our senior subordinated notes, we entered into our senior secured credit facility. Our senior secured credit facility provides us with a $345.0 million term loan, maturing in 2011, and up to $75.0 million in available revolving loan borrowings, maturing in 2010. As of September 30, 2005, we had $663.3 million of indebtedness including the New Notes and excluding interest accrued thereon, of which $343.3 million was secured. On the same date, we had approximately $68.2 million available under our senior secured credit facility (which gives effect to $6.8 million of outstanding letters of credit which reduced our availability by that amount). As of September 30, 2005, approximately $343.3 million of our indebtedness would have ranked senior to, or pari passu with, the new Notes, excluding $6.8 million of outstanding letters of credit.

Our senior secured credit facility contains financial covenants, including a minimum interest coverage ratio and a maximum total debt to EBITDA (as defined in our senior revolving credit facility) ratio, and places certain restrictions on our ability to make capital expenditures. These financial ratios include a minimum interest coverage ratio and a maximum leverage ratio. The interest coverage ratio is the ratio of EBITDA to cash interest expense for trailing quarters. The minimum interest coverage ratio increases from 2:1 to 3.2:1 during the term of the senior secured credit facility. The maximum leverage coverage ratio decreases from 6:1 to 3:1 during the term of the senior secured credit facility. The Senior Secured Credit Facility also restricts the maximum amount of our capital expenditures during each year of the senior credit facility. Capital expenditures are expenditures that are required by generally accepted accounting principles to be included in the “purchase of property and equipment.” Our senior secured credit facility is secured by substantially all of our assets and the assets of our domestic subsidiaries, and by a pledge of all of the capital stock of our domestic subsidiaries, and 65% of the capital stock of our first tier foreign subsidiaries. The initial borrowings thereunder are subject to customary closing conditions. At September 30, 2005, we were in compliance with our senior credit facility covenants.

Our capital expenditures are primarily related to contractual requirements. We spent an aggregate of approximately $0.7 million and $7.5 million for capital expenditures primarily relating to the purchase of vehicles, equipment and for certain leasehold improvements in the six months ended September 30, 2005, and October 1, 2004, respectively. We customarily lease our vehicles and equipment. However, Computer Sciences Corporation, our former parent, elected to purchase certain equipment in fiscal 2005. We intend to continue our practice of leasing our vehicles and equipments in the future.

Recent Events

We filed a registration statement on Form S-4 for the New Senior Notes with the Securities and Exchange Commission (“SEC”) on August 9, 2005. The registration statement was declared effective by the SEC on November 8, 2005. We launched an exchange offer with respect to $320,000,000 of the original notes which expired at 12:00 midnight EST, on December 7, 2005.

Our parent, DynCorp International Inc., filed a registration statement on Form S-1 with the SEC on September 28, 2005, as amended by Amendment No. 1, filed October 11, 2005, and Amendment No. 2, filed October 30, 2005, relating to an initial public offering of its common stock. There can be no assurance whether our parent will complete the offering at all or what the terms of the offering will be.

Information Concerning Forward Looking Statements

Forward-Looking Statements

This quarterly report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, written, oral or otherwise made, represent the Company’s expectation or belief concerning future events. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic and competitive factors that could cause actual results to differ materially, or otherwise, from those in the forward-looking statements, including, without limitation, our contracts with the U.S. Government entities, the U.S. Department of Defense and Department of State budget in general and U.S. military activity in particular, competitive pressures and trends in our industry, legal proceedings and regulatory matters, other risks related to our senior subordinated notes, general economic conditions, and our development and other risks detailed from time to time in the Company’s reports filed with the SEC. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore there can be no assurance that any forward-looking statement contained herein will prove to be accurate. The Company assumes no obligation to update the forward-looking statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Information about market risks for the six months ended September 30, 2005, does not differ materially from that discussed under Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s amended Registration Statement on Form S-4 filed November 4, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

(Dollars in Thousands)

Item 1. Legal Proceedings

The Company and its subsidiaries and affiliates are involved in various claims and lawsuits, including contract disputes and claims based on allegations of negligence and other tortious conduct. In most cases, the Company has denied or believes it has a basis to deny liability, and in some cases has offsetting claims against the plaintiffs, third parties, or insurance carriers. The Company has recorded such damages and penalties that are considered to be probable recoveries against the Company or its subsidiaries.

On September 11, 2001, a class action lawsuit seeking $100,000 on behalf of approximately 10,000 citizens of Ecuador was filed against the Company. The lawsuit alleges personal injury, property damage and wrongful death as a consequence of the spraying of narcotic crops along the Colombian border adjacent to Ecuador. The terms of the contract with the client, the U.S. Department of State, provide that the Department of State will indemnify the Company against all third-party claims and liabilities arising out of the contract that are not otherwise covered by insurance, subject to certain specified funding ceilings. The Company is also entitled to indemnification by CSC in connection with this lawsuit, subject to certain limitations. In addition, the Company expects to be protected by the government contractor immunity defense.

Sometime in 2004 or early in 2005, an Iraqi company filed three separate actions against the Company for an aggregate amount of approximately $50,000 in rental fees and other payments allegedly owed by the Company in connection with its lease of three hotels in Baghdad. The Company has no relationship with the Iraqi company and is not in privity of contract with it. The Company leases the hotels from another company. In the event that the court decides against the Company in this lawsuit, it could have a material adverse affect on the Company’s financial condition.

On May 29, 2003, Gloria Longest, a former accounting manager for the Company, filed suit against the Company under the False Claims Act and the Florida Whistleblower Statute, alleging that the Company submitted false claims to the government on our International Narcotics & Law Enforcement Affairs contract with the Department of State. The action, titled “U.S. ex rel Longest v. DynCorp and DynCorp International LLC”, was filed in the U.S. District Court for the Middle District of Florida under seal. The complaint does not demand any specific monetary damages. The case was unsealed in 2005, and the Company learned of the existence of the action on August 15, 2005 when we were served with the complaint. The U.S. government has not joined the action. In the event that a court decides against the Company in this lawsuit, it could have a material adverse effect on our operating performance and cash flows.

We are involved in various other claims and lawsuits from time to time, including employment, breach of contract and third-party liability claims and litigation. We do not believe that the ultimate resolution of any of these other actions will have a material adverse effect on our consolidated financial position, results of operations, liquidity or capital resources. In addition, our contracts with the U.S. government are subject to various legal and regulatory requirements and, from time to time, agencies of the U.S. government may investigate the conduct of our operations in accordance with these requirements. U.S. government investigations of us, whether related to our federal government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. government contracting.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Stephen J. Cannon Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael J. Thorne Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen J. Cannon Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael J. Thorne Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNCORP INTERNATIONAL LLC
Date: December 14, 2005

/S/ MICHAEL J. THORNE
Name:	Michael J. Thorne
Title:	Senior Vice President,
Chief Financial Officer, and
Treasurer (principal financial and accounting officer and Duly Authorized Officer)