Form 10-Q
period 2005-12-30
DynCorp International LLC
filed 2006-02-21
CIK 1333142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

DYNCORP INTERNATIONAL LLC

PART I—FINANCIAL INFORMATION

Item 1. Financial Information

DYNCORP INTERNATIONAL LLC

Condensed Consolidated Balance Sheets

(in thousands)

	Successor
	Dec 30, 2005	Apr 1, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,803	$13,474
Receivables, net of allowances for doubtful accounts of $5,257 and $4,500, respectively	390,969	422,514
Deferred tax asset	1,375	—
Prepaid expenses and other current assets	29,306	26,248

Total Current Assets	446,453	462,236

Property and equipment, net of accumulated depreciation of $2,322 and $227, respectively	9,737	10,657
Other assets:
Goodwill	418,745	344,545
Tradename	18,318	18,318
Customer related intangibles, net of accumulated amortization of $33,877 and $5,094, respectively	256,504	285,287
Other intangibles, net of accumulated amortization of $2,744 and $383, respectively	6,627	7,083
Deferred financing costs, net of accumulated amortization of $2,524 and $383, respectively	17,297	19,438
Deferred income taxes	7,750	—
Other assets	2,045	629

Total Other Assets	727,286	675,300

Total Assets	$1,183,476	$1,148,193

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$2,588	$37,588
Accounts payable	104,867	135,677
Accrued payroll and employee costs	55,351	56,187
Accrued expenses—related party	11,843	8,866
Other accrued expenses	34,330	23,491
Income taxes	4,727	60

Total Current Liabilities	213,706	261,869
Long-term debt—less current portion	659,825	662,412
Other long-term liabilities	—	4
Commitments and contingencies
Member’s equity:
Member’s units, 100 outstanding	297,495	224,808
Retained earnings (accumulated deficit)	12,766	(922)
Accumulated other comprehensive (loss) income	(316)	22

Total Member’s Equity	309,945	223,908

Total Liabilities and Member’s Equity	$1,183,476	$1,148,193

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL LLC

Condensed Consolidated Statements of Income

For the Three Months Ended December 30, 2005 and December 31, 2004

(in thousands)

	Successor	Immediate Predecessor
	For the Three Months Ended
	Dec 30, 2005	Dec 31, 2004
	(unaudited)	(unaudited)
Revenues	$553,561	$469,541
Costs of services	498,523	419,155
Selling, general and administrative	21,013	17,818
Depreciation and amortization	10,563	1,493

Operating income	23,462	31,075

Other expense (income):
Interest expense	14,595	—
Other income	(113)	(70)

Income before income taxes	8,980	31,145
Provision for income taxes	3,389	9,905

Net income	$5,591	$21,240

DYNCORP INTERNATIONAL LLC

Condensed Consolidated Statements of Income

For the Nine Months Ended December 30, 2005 and December 31, 2004

(in thousands)

	Successor	Immediate Predecessor
	For the Nine Months Ended
	Dec 30, 2005	Dec 31, 2004
	(unaudited)	(unaudited)
Revenues	$1,418,245	$1,400,054
Costs of services	1,262,255	1,263,414
Selling, general and administrative	59,874	46,452
Depreciation and amortization	32,763	5,095

Operating income	63,353	85,093

Other expense (income):
Interest expense	42,278	—
Other income	(166)	(130)

Income before income taxes	21,241	85,223
Provision for income taxes	7,553	30,779

Net income	$13,688	$54,444

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL LLC

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Successor	Immediate Predecessor
	For the Nine Months Ended
	Dec 30, 2005	Dec 31, 2004
	(unaudited)
Operating activities
Net income	$13,688	$54,444
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	33,390	5,737
Deferred financing costs amortization	2,141	—
Compensation expense related to Class B equity participation	998	—
Provision for losses on accounts receivable	683	2,949
Income from equity joint ventures	81	—
Deferred taxes	(6,187)	—
Changes in current assets and liabilities:
Accounts receivable	30,862	(105,136)
Prepaid expenses and other assets	(3,058)	(14,471)
Accounts payable and accruals	(23,283)	44,919
Income taxes payable	4,847	(1,589)

Net cash provided by (used in) operating activities	54,162	(13,147)

Investing activities
Purchase of property and equipment	(1,338)	(8,324)
Proceeds from sale of property, plant and equipment	11	—
Payments for computer software upgrade	(2,153)	—
Other, net	(58)	(77)

Net cash used in investing activities	(3,538)	(8,401)

Financing activities
Net transfers from parent company	—	32,884
Payments on credit facility	(35,000)	—
Purchase of interest rate cap	(483)	—
Payment of long-term debt	(2,587)	—
Payments for offering expenses	(1,225)	—

Net cash (used in) provided by financing activities	(39,295)	32,884

Net increase in cash and cash equivalents	11,329	11,336
Cash and cash equivalents, beginning of period	13,474	6,510

Cash and cash equivalents, end of period	$24,803	$17,846

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL LLC

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Dollars in Thousands)

Note 1—Basis of Presentation and Principles of Consolidation

Description of Organization

DynCorp International LLC (the “Company”) was a wholly owned subsidiary of DynCorp, which was acquired by Computer Sciences Corporation (“CSC”) on March 7, 2003. On February 11, 2005, CSC and DynCorp sold the Company to a newly formed entity, DynCorp International Inc., (the “Successor Parent”) affiliated with The Veritas Capital Fund II, L.P. (“Veritas”). The formation of the reorganized DynCorp International LLC is the result of transfers of net assets and other wholly owned legal entities by entities under common control. The Company refers to the foregoing transaction as the “2005 Acquisition.”

The acquisition by CSC and the 2005 Acquisition were accounted for under the purchase method, and accordingly the purchase prices were allocated to the net assets acquired based on estimates of the fair values at the dates of the acquisitions and, for the 2005 Acquisition, is subject to future adjustments. (See Note 3 for further discussion.) Therefore, the periods presented in the accompanying financial statements reflect a new basis of accounting beginning March 8, 2003 and February 12, 2005. The financial statements from March 8, 2003 to February 11, 2005 are referred to as the “immediate predecessor” period statements and the statements from February 12, 2005 forward are referred to as the “successor” period statements.

The Company filed a registration statement on Form S-4 for our senior subordinated notes with the Securities and Exchange Commission (the “SEC”) on August 9, 2005. The registration statement was declared effective by the SEC on November 8, 2005. The Company launched an exchange offer with respect to $320,000 million of the original senior subordinated notes, which expired at 12:00 midnight EST, on December 7, 2005. The Company exchanged approximately 99.9% of the original senior subordinated notes.

Our Successor Parent, DynCorp International Inc., filed a second amendment to the registration statement on Form S-1 with the SEC on November 30, 2005, relating to an initial public offering of its common stock. There can be no assurance whether our parent will complete the offering at all or what the terms of the offering will be.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that all disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto included in the Index to Financial Statements section of the Registration Statement (File No. 333-127343) on Form S-4, Amendment No. 3, filed with the SEC on November 4, 2005, originally filed with the SEC on August 9, 2005.

In the opinion of management, all adjustments necessary to fairly present the Company’s financial position at December 30, 2005, and April 1, 2005, the results of operations for the three and nine months ended December 30, 2005 and December 31, 2004, and cash flows for the nine months ended December 30, 2005 and December 31, 2004, have been included. The results of operations for the three and nine months ended December 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods.

The Company uses estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. However, actual results could differ from the estimates.

DYNCORP INTERNATIONAL LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in Thousands)

Principles of Consolidation

All intercompany transactions and balances have been eliminated in consolidation. All wholly owned subsidiaries have been included in the financial statements. The Company has no active majority-owned subsidiaries. Investments in which the Company owns a 20% to 50% ownership interest are accounted for by the equity method. These investments are in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies. The Company has no investments in business entities of less than 20%.

The following table sets forth the Company’s ownership in joint ventures and companies that are not consolidated into the Company’s financial statements as of December 30, 2005, and are accounted for by the equity method. For all of the entities listed below, the Company has the right to elect half of the board of directors or other management body. Economic rights are indicated by the ownership percentages listed below.

Dyn Al-Rushaid Services LLC	50.0%
DynCorp-Hiberna Ltd.	50.0%
DynEgypt LLC	50.0%
DynPuertoRico Corporation	49.9%
Babcock DynCorp Limited	40.0%

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock Based Compensation.” The revised SFAS 123 (SFAS 123(R)), “Share-Based Payment,” supersedes Accounting Principles Board No. 25 (APB No. 25), “Accounting for Stock Issued to Employees.” SFAS 123(R) requires companies to measure and recognize compensation expense for all stock-based payments at fair value. The effective date of SFAS 123(R) for nonpublic entities is as of the beginning of the first annual reporting period that begins after December 15, 2005. The effective date for a nonpublic entity that becomes a public entity after June 15, 2005 and does not file as a small business issuer is the first annual reporting period beginning after the entity becomes a public entity. Effective October 1, 2005, the Company adopted SFAS 123(R) using the modified prospective application transition method. SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and restricted stock grants related to the company’s incentive plans, to be based on fair values. SFAS 123(R) supersedes the Company’s previous accounting for these plans under APB 25 for the periods beginning October 1, 2005. The adoption of SFAS 123(R) did not have a material impact on the Company’s consolidated financial statements. Financial statements for prior interim periods, fiscal years and predecessor periods do not reflect any restated amounts as a result of this adoption in accordance with the modified prospective application transition method under SFAS 123(R).

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47) “Accounting for Conditional Retirement Obligations,” which clarifies the term “conditional asset retirement obligations,” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that an entity is required to recognize a liability for a legal obligation to perform asset retirement activities when the retirement is conditional on a future event and if the liability’s fair value can be reasonably estimated. If the liability’s fair value cannot be reasonably estimated, then the entity must disclose a description of the obligation, the fact that a liability has not been recognized, and the reasons why the liability cannot be reasonably estimated. The requirements of FIN 47

DYNCORP INTERNATIONAL LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in Thousands)

are effective for fiscal periods ending after December 15, 2005. The Company is currently evaluating the impact of the adoption of FIN 47.

Note 2—Receivables

Receivables consist of the following:

	Successor
	Dec 30, 2005	Apr 1, 2005
Billed	$185,272	$169,229
Unbilled	200,883	243,362
Unbilled - related party	3,132	6,409
Other receivables	1,682	3,514

	$390,969	$422,514

Unbilled receivables at December 30, 2005 and April 1, 2005 include $31,017 and $54,484, respectively, related to costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under an existing contract, and for which formal contracts or contract modifications have not been executed. The Company records revenue, to the extent of costs, for these anticipated contract modifications. The balance of unbilled receivables consists of costs and fees billable on contract completion or other specified events, the majority of which is expected to be billed and collected within one year. Contract retentions are billed when the Company has negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by outside third parties. Consequently, the timing of collection of retention balances is outside the Company’s control. Based on the Company’s historical experience, the majority of the retention balance is expected to be collected beyond one year.

Note 3—Other Assets

A summary of intangible assets subject to amortization as of December 30, 2005 and April 1, 2005, is as follows:

		Successor
		Dec 30, 2005		Apr 1, 2005
Service Provider	Weighted-Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer-related intangible asset	8.5	$290,381	$(33,877)	$290,381	$(5,094)
Other	3.9	9,371	(2,744)	7,466	(383)
Deferred financing cost	7.1	19,821	(2,524)	19,821	(383)

		$319,573	$(39,145)	$317,668	$(5,860)

Amortization expense for customer-related and other intangibles was $31,144 for the nine months ended December 30, 2005. Deferred financing cost is amortized through interest expense. Amortization related to deferred financing costs was $2,141 for the nine months ended December 30, 2005. Estimated amortization related to intangible assets at December 30, 2005 for fiscal 2006 through 2010, is as follows: $42,905, $42,679, $40,729, $37,560 and $37,488, respectively.

DYNCORP INTERNATIONAL LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in Thousands)

A summary of intangible assets not subject to amortization as of December 30, 2005 and April 1, 2005, is as follows:

	Successor
Goodwill and Tradename	Field Technical Services	International Technical Services	Total
Balance as of April 1, 2005	$83,254	$279,609	$362,863
Additions	18,944	60,448	79,392
Adjustments	(1,246)	(3,946)	(5,192)

Balance as of December 30, 2005	$100,952	$336,111	$437,063

The original purchase price was subject to an adjustment to the extent that the net working capital of the Company differs from the original agreed-upon level. As required under the purchase agreement related to the 2005 Acquisition, CSC delivered to the Company a draft calculation of the net working capital on April 6, 2005. The Company delivered to CSC a notice objecting to the draft calculation on May 5, 2005. The Company and CSC agreed upon the final calculation on October 27, 2005, which is referred to as the settlement date. The working capital settlement agreement resulted in an increase to the purchase price in an amount of $65,550 payable in shares of preferred stock of the Successor Parent. The preferred shares issued in connection with the working capital settlement agreement accumulate dividends from the date of acquisition, February 11, 2005. The Company has recorded the settlement amount, which includes both the preferred stock issued (i.e. $65,550) and the dividends accumulated through October 27, 2005 (i.e. $6,100), as an increase to goodwill and member’s equity at December 30, 2005. Related to the accumulated amount of $6,100, the Company recorded a deferred tax liability in the amount of $2,200 with a corresponding increase to goodwill.

In addition to the working capital settlement previously described, the Company agreed to assume additional liability related to worker’s compensation programs in effect prior to the acquisition date. The Company has recorded as an adjustment to the original purchase price by increasing worker’s compensation liability $5,449 and increasing goodwill in a like amount.

The goodwill recorded related to the 2005 Acquisition was based on preliminary purchase price allocations. The Company finalized the tax treatment on two items during the third quarter, which resulted in an increase of deferred tax asset and a reduction of goodwill in the amount of $5,192.

The current estimate of recognized goodwill of $418,745 is assigned to the reportable segments as follows: Field Technical Services—$99,912 and International Technical Services—$318,833. The goodwill is not amortized for financial reporting purposes but is amortized for tax purposes.

The tradename of $18,318 is assigned to the reportable segments as follows: Field Technical Services—$1,040, and International Technical Services—$17,278. The tradename is not amortized for financial reporting purposes but is amortized for tax purposes.

A summary of other assets is as follows:

	Dec 30, 2005	Apr 1, 2005
Deferred offering costs	$1,225	$—
Investment in joint ventures	492	629
Deposit	250	—
Interest rate cap	78	—

	$2,045	$629

DYNCORP INTERNATIONAL LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in Thousands)

Note 4—Cash Flows

Cash payments for interest on indebtedness were $35,918 and $0 for the nine months ended December 30, 2005 and December 31, 2004, respectively. Net cash payments for income taxes were $8,883 and $0 for the nine months ended December 30, 2005 and December 31, 2004, respectively. In addition, goodwill, member’s equity and deferred tax assets increased by $74,200, $71,689 and $2,938, respectively, related to the purchase price working capital settlement agreement.

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

The Company has entered into an interest rate cap for a notional amount of $172,500 to limit, through May 4, 2008, its interest rate risk on $172,500 of variable rate debt. The Company entered into the interest rate cap effective May 4, 2005 and paid a premium of $483. The interest rate cap has been designated by the Company as a cash flow hedge. As of December 30, 2005, the fair value of the interest rate cap was $78, which was recorded in the accompanying condensed consolidated balance sheet in other assets with the reduction in fair value, net of tax, recorded in equity as other comprehensive loss. The interest rate cap has the effect of placing a ceiling on the interest expense the Company could incur on $172,500 of variable debt indexed to the London Interbank Offering Rate (“LIBOR”) at 6.5% plus the applicable floating spread (2.75% at December 30, 2005) as defined by the Credit Facility.

	Successor	Immediate Predecessor
	For the Nine Months Ended
	Dec 30, 2005	Dec 31, 2004
Net income	$13,687	$54,444
Interest rate cap adjustment	(256)	—
Foreign currency translation adjustment	(82)	(46)

Comprehensive income	$13,349	$54,398

Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheets consists of accumulated foreign currency translation adjustments and accumulated fair value adjustments related to the Company’s interest rate cap.

Note 6—Significant Changes in Indebtedness

The table below presents significant changes in the amounts of bonds and similar debt:

		Senior Credit Facility
Successor	9.50% Senior subordinated notes	Term loan	Revolver	Total

Balance at Apr 1, 2005	$320,000	$345,000	$35,000	$700,000
Payments:	—	(2,587)	(35,000)	(37,587)

Balance at Dec 30, 2005	$320,000	$342,413	$—	$662,413

DYNCORP INTERNATIONAL LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in Thousands)

On January 9, 2006, the Company entered into the first amendment and waiver of its senior secured credit facility. The first amendment and waiver increases the revolving commitment under its senior secured credit facility by $15,000, which includes an increase in the sub-limit for letters of credit equal to the same amount (See Note 11 for further discussion).

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

	Immediate Predecessor	Immediate Predecessor
	For the Three Months Ended Dec 31, 2004	For the Nine Months Ended Dec 31, 2004
Net income, as reported	$21,240	$54,444
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15)	(46)

Pro forma net income	$21,225	$54,398

Immediately prior to the acquisition of DynCorp by CSC on March 7, 2003, all outstanding and exercisable DynCorp stock options, whether or not vested, were cancelled and the holders became entitled to receive a cash payment equal to the excess, if any, of the merger consideration over the exercise price of the DynCorp stock option. Each outstanding share of DynCorp stock was converted into $15.00 cash and 1.394 shares of CSC stock. On February 12, 2005, all unvested CSC stock options were cancelled as a result of the 2005 Acquisition.

Class B Equity Participation

On November 22, 2005, certain members of management and the Successor Parent’s outside directors were granted a participating interest in the Successor Parent’s profits through a plan that granted them Class B interests in DIV Holding LLC. DIV Holding LLC conducts no operations and was established for the primary purpose of holding the equity of the Company’s Successor Parent. At this time, the aggregate individual grants are approximately 6.2% of the Class B interests of DIV Holding LLC. Pursuant to the terms of the operating agreement governing DIV Holding LLC, the holders of Class B interests are entitled to receive up to 7.5% of all distributions made by DIV Holding LLC after the holders of the Class A interests in DIV Holding LLC have received a return of their invested capital, provided that the holders of the Class A interests have received 8% per annum internal rate of return (compounded annually) on their invested capital. The Class B interests are subject to a five-year vesting schedule with any unvested interest reverting to the holders of Class A interests in the event they are forfeited or repurchased. The Company has retained an independent party to conduct a fair value analysis of the Class B interests granted to management and outside directors of the Company’s Successor

DYNCORP INTERNATIONAL LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in Thousands)

Parent. Based on this analysis, the fair value of the Class B interests granted to certain members of management and outside directors was determined to be $7,360. In the three months ended December 30, 2005, the Company recognized non-cash compensation expense of $998. Assuming each grant fully vests, the Company will recognize additional non-cash compensation expense as follows:

FY 2006	FY 2007	FY 2008	FY 2009	FY 2010
$1,430	$2,508	$1,378	$744	$302

Note 8—Commitments, Contingencies and Litigation

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

Minimum fixed rentals required for the five years and thereafter under operating leases in effect at April 1, 2005, are as follows:

Fiscal Year	Real Estate	Equipment
2006	$10,257	$1,987
2007	3,161	843
2008	2,763	751
2009	1,967	55
2010	1,837	—
Thereafter	11,941	—

	$31,926	$3,636

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

Sometime in 2004 or early in 2005, an Iraqi company filed three separate actions against the Company for an aggregate amount of approximately $50,000 in rental fees and other payments allegedly owed by the Company in connection with its lease of three hotels in Baghdad. The Company has no relationship with the Iraqi company and is not in privity of contract with it. The Company leases the hotels from another company. In the event that the court decides against the Company in this lawsuit, it could have a material adverse affect on the Company’s operating performance, cash flows and operating condition.

On May 29, 2003, Gloria Longest, a former accounting manager for the Company, filed suit against the Company under the False Claims Act and the Florida Whistleblower Statute, alleging that the Company submitted false claims to the government on our International Narcotics & Law Enforcement Affairs contract with the Department of State. The action, titled “U.S. ex rel Longest v. DynCorp and DynCorp International LLC,” was filed in the U.S. District Court for the Middle District of Florida under seal. The complaint does not demand any specific monetary damages. The case was unsealed in 2005, and the Company learned of the existence of the action on August 15, 2005 when we were served with the complaint. The U.S. government has not joined the action. In the event that a court decides against the Company in this lawsuit, it could have a material adverse effect on the Company’s operating performance, cash flows and operating condition.

It is the opinion of Company management that ultimate liability, if any, with respect to these and any other disputes will not be material to the Company’s consolidated financial statements.

Note 9—Guarantor/Non-guarantor Supplemental Data

As of April 1, 2005, the Company had outstanding $320,000 aggregate principal amount of 9.5% senior subordinated notes due 2013. These senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by the following subsidiaries of DynCorp International LLC: (i) DTS Aviation Services LLC; (ii) DynCorp Aerospace Operations LLC; (iii) DynCorp International Services LLC; (iv) Dyn Marine Services LLC; (v) DynCorp International of Nigeria LLC; (vi) Dyn Marine Services of Virginia LLC; (vii) Services International LLC; and (viii) Worldwide Humanitarian Services LLC.

The following supplemental condensed consolidating financial statements present:

1.	The Company’s financial position at December 30, 2005, and April 1, 2005, the results of operations for the three and nine months ended December 30, 2005 and December 31, 2004, and cash flows for the nine months ended December 30, 2005 and December 31, 2004.

2.	DynCorp International LLC (the “Parent” and “Co-Issuer”), the combined Subsidiary Guarantors and the combined Subsidiary Non-Guarantors account for their investments in subsidiaries using the equity method of accounting; therefore, the Parent column reflects the equity income (loss) of its Subsidiary Guarantors and Subsidiary Non-Guarantors, which are also separately reflected in the stand-alone Subsidiary Guarantors and Subsidiary Non-Guarantors column. Additionally, the Subsidiary Guarantors column reflects the equity income (loss) of its Subsidiary Non-Guarantors, which are also separately reflected in the stand-alone Subsidiary Non-Guarantors column.

3.	Elimination entries necessary to consolidate the Parent and all of its Subsidiaries.

DYNCORP INTERNATIONAL LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in Thousands)

DYNCORP INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

SUCCESSOR COMPANY

DECEMBER 30, 2005

(Unaudited)

	Parent Company	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$19,574	$2,711	$2,518	$—	$24,803
Receivables, net	365,178	27,477	(1,686)	—	390,969
Prepaid expenses and other current assets	27,617	3,046	18	—	30,681

Total current assets	412,369	33,234	850	—	446,453

Property and equipment, net	6,004	3,243	490	—	9,737
Other assets:
Goodwill	397,124	21,621	—	—	418,745
Tradename	18,318	—	—	—	18,318
Customer related intangibles, net	242,933	13,571	—	—	256,504
Other intangibles, net	6,312	315	—	—	6,627
Investment in subsidiaries	9,577	197	(1)	(9,773)	—
Deferred financing costs, net	17,297	—	—	—	17,297
Deferred income taxes	7,750	—	—	—	7,750
Other assets	2,045	—	—	—	2,045
Intercompany receivables	23,284	—	16,402	(39,686)	—

Total other assets	724,640	35,704	16,401	(49,459)	727,286

Total assets	$1,143,013	$72,181	$17,741	$(49,459)	$1,183,476

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$2,588	$—	$—	$—	$2,588
Accounts payable	102,306	2,277	284	—	104,867
Accrued payroll and employee costs	20,853	17,190	17,308	—	55,351
Accrued expenses—related party	11,843	—	—	—	11,843
Other accrued expenses	31,134	3,196	—	—	34,330
Income taxes	4,519	207	1	—	4,727

Total current liabilities	173,243	22,870	17,593	—	213,706

Long-term debt—less current portion	659,825	—	—	—	659,825
Intercompany payables	—	39,686	—	(39,686)	—
Member’s equity	309,945	9,625	148	(9,773)	309,945

Total liabilities and member’s equity	$1,143,013	$72,181	$17,741	$(49,459)	$1,183,476

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

(unaudited)

(Dollars in Thousands)

DYNCORP INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

SUCCESSOR COMPANY OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 30, 2005

(Unaudited)

	Parent Company	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Revenues	$487,789	$65,772	$50,942	$(50,942)	$553,561

Cost of services	436,676	61,974	50,815	(50,942)	498,523
Selling, general and administrative	19,078	1,935	—	—	21,013
Depreciation and amortization	10,545	—	18	—	10,563

Operating income	21,490	1,863	109	—	23,462
Equity in income of subsidiaries	1,918	50	—	(1,968)	—
Interest (expense) income	(14,491)	9	—	—	(14,482)

Income before income taxes	8,917	1,922	109	(1,968)	8,980
Provision for income taxes	3,326	—	63	—	3,389

Net income	$5,591	$1,922	$46	$(1,968)	$5,591

DYNCORP INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

IMMEDIATE PREDECESSOR COMPANY OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2004

(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Revenues	$407,294	$62,247	$56,966	$(56,966)	$469,541

Cost of services	361,898	57,380	56,843	(56,966)	419,155
Selling, general and administrative	15,939	1,879	—	—	17,818
Depreciation and amortization	1,480	—	13	—	1,493

Operating income	27,977	2,988	110	—	31,075
Equity in income of subsidiaries	3,083	68	—	(3,151)	—
Interest (expense) income	70	—	—	—	70

Income before income taxes	31,130	3,056	110	(3,151)	31,145
Provision for income taxes	9,890	—	15	—	9,905

Net income	$21,240	$3,056	$95	$(3,151)	$21,240

DYNCORP INTERNATIONAL LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in Thousands)

DYNCORP INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

SUCCESSOR COMPANY OPERATIONS

FOR THE NINE MONTHS ENDED DECEMBER 30, 2005

(Unaudited)

	Parent Company	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Revenues	$1,244,711	$173,534	$155,732	$(155,732)	$1,418,245

Cost of services	1,100,059	162,554	155,374	(155,732)	1,262,255
Selling, general and administrative	55,587	4,286	1	—	59,874
Depreciation and amortization	32,698	—	65	—	32,763

Operating income	56,367	6,694	292	—	63,353
Equity in income of subsidiaries	6,686	191	—	(6,877)	—
Interest (expense) income	(42,124)	12	—	—	(42,112)

Income before income taxes	20,929	6,897	292	(6,877)	21,241
Provision for income taxes	7,241	207	105	—	7,553

Net income	$13,688	$6,690	$187	$(6,877)	$13,688

DYNCORP INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

IMMEDIATE PREDECESSOR COMPANY OPERATIONS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2004

(Unaudited)

	Parent Company	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Revenues	$1,208,976	$191,078	$149,732	$(149,732)	$1,400,054

Cost of services	1,086,148	177,654	149,344	(149,732)	1,263,414
Selling, general and administrative	40,662	5,784	6	—	46,452
Depreciation and amortization	5,026	—	69	—	5,095

Operating income	77,140	7,640	313	—	85,093
Equity in income (loss) of subsidiaries	7,953	271	—	(8,224)	—
Interest (expense) income	114	15	1	—	130

Income before income taxes	85,207	7,926	314	(8,224)	85,223
Provision for income taxes	30,763	—	16	—	30,779

Net income	$54,444	$7,926	$298	$(8,224)	$54,444

DYNCORP INTERNATIONAL LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in Thousands)

DYNCORP INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

SUCCESSOR COMPANY OPERATIONS

FOR THE NINE MONTHS ENDED DECEMBER 30, 2005

(Unaudited)

	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$50,933	$(5,762)	$8,991	$—	$54,162

Cash flows from investing activities
Acquisition of property and equipment	(940)	(339)	(59)	—	(1,338)
Other investing cash flows	(2,200)	—	—	—	(2,200)

Net cash used for investing	(3,140)	(339)	(59)	—	(3,538)

Cash flows from financing activities
Net transfers from (to) parent company	545	7,389	(7,934)	—	—
Other financing activities	(39,295)	—	—	—	(39,295)

Net cash (used in) provided by financing activities	(38,750)	7,389	(7,934)	—	(39,295)

Net increase in cash and cash equivalents	9,043	1,288	998	—	11,329
Cash and cash equivalents at beginning of period	10,531	1,423	1,520	—	13,474

Cash and cash equivalents at end of period	$19,574	$2,711	$2,518	$—	$24,803

DYNCORP INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION

IMMEDIATE PREDECESSOR COMPANY OPERATIONS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2004

(Unaudited)

	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(31,758)	$14,272	$4,339	$—	$(13,147)

Cash flows from investing activities
Acquisition of property and equipment	(4,840)	(3,337)	(147)	—	(8,324)
Other investing cash flows	(77)	—	—	—	(77)

Net cash used for investing	(4,917)	(3,337)	(147)	—	(8,401)

Cash flows from financing activities
Net transfers from (to) parent company	47,658	(10,716)	(4,058)	—	32,884

Net cash provided by (used in) financing activities	47,658	(10,716)	(4,058)	—	32,884

Net increase in cash and cash equivalents	10,983	219	134	—	11,336
Cash and cash equivalents at beginning of period	3,397	1,255	1,858	—	6,510

Cash and cash equivalents at end of period	$14,380	$1,474	$1,992	$—	$17,846

DYNCORP INTERNATIONAL LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in Thousands)

Note 10—Segment Data

The Company’s business primarily involves providing specialized mission-critical outsourced technical services to civilian and military government agencies. The Company is organized into two major business areas, Field Technical Services (“FTS”) and International Technical Services (“ITS”). The Company provides services domestically and in foreign countries under contracts with the U.S. government and some foreign customers. The risks associated with the Company’s foreign operations relating to foreign currency fluctuation and political and economic conditions in foreign countries have not had a significant negative impact to the Company. The Company operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards, and audits by various U.S. federal agencies.

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

Our International Technical Services operating division primarily provides outsourced law enforcement training, drug eradication, global logistics, base operations and personal and physical security services to government and commercial customers in foreign jurisdictions. The International Technical Services division has witnessed strong growth as a result of the U.S. government’s trend toward outsourcing critical related functions. In February 2004, as part of the Department of State’s outsourced law enforcement training in the Middle East, the Company was awarded a new Civilian Police contract, which expanded the existing Civilian Police program in place since 1994. As of December 30, 2005, the Company has deployed civilian police officers from the United States to 12 countries to train and offer logistics support to the local police and assist them with infrastructure and reconstruction.

The DynCorp International Home Office component represents assets not included in a reporting segment and is primarily comprised of cash and cash equivalents, deferred tax assets and liabilities, internally developed software, fixed assets, unallocated general corporate costs, and depreciation and amortization related to the long-lived assets not included in a reporting segment.

The table below presents selected financial information for the three months ended December 30, 2005, and December 31, 2004, for the two reportable segments and items that cannot be allocated to either operating segment:

Successor	Field Technical Services	International Technical Services	DynCorp International Home Office	Total
For the Three Months Ended Dec 30, 2005
Revenues	$179,592	$373,969	$—	$553,561
Earnings before interest and taxes	3,830	20,339	(707)	23,462
Depreciation and amortization	2,563	7,540	672	10,775

Immediate Predecessor
For the Three Months Ended Dec 31, 2004
Revenues	$175,881	$293,602	$58	$469,541
Earnings before interest and taxes	11,037	20,564	(526)	31,075
Depreciation and amortization	511	1,172	17	1,700

DYNCORP INTERNATIONAL LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in Thousands)

The table below presents selected financial information for the nine months ended December 30, 2005, and December 31, 2004, for the two reportable segments and items that cannot be allocated to either operating segment:

Successor	Field Technical Services	International Technical Services	DynCorp International Home Office	Total
For the Nine Months Ended Dec 30, 2005
Revenues	$521,963	$896,282	$—	$1,418,245
Earnings before interest and taxes	19,001	48,690	(4,338)	63,353
Depreciation and amortization	8,400	23,175	1,815	33,390

Immediate Predecessor
For the Nine Months Ended Dec 31, 2004
Revenues	$513,197	$886,758	$99	$1,400,054
Earnings before interest and taxes	32,981	52,756	(644)	85,093
Depreciation and amortization	1,746	3,942	49	5,737

A reconciliation of earnings before interest and taxes to net income, for the three months ended December 30, 2005, and December 31, 2004, is as follows:

	Successor	Immediate Predecessor
	For the Three Months Ended Dec 30, 2005	For the Three Months Ended Dec 31, 2004
Earnings before interest and taxes	$23,462	$31,075
Interest income	113	70
Interest expense	(14,595)	—
Income taxes	(3,389)	(9,905)

Net income	$5,591	$21,240

A reconciliation of earnings before interest and taxes to net income, for the nine months ended December 30, 2005, and December 31, 2004, is as follows:

	Successor	Immediate Predecessor
	For the Nine Months Ended Dec 30, 2005	For the Nine Months Ended Dec 31, 2004
Earnings before interest and taxes	$63,353	$85,093
Interest income	166	130
Interest expense	(42,278)	—
Income taxes	(7,553)	(30,779)

Net income	$13,688	$54,444

The Company’s management believes that earnings before interest and taxes provides useful information in order to assess the Company’s performance and results of operations. The measure is utilized to determine executive compensation along with other measures.

DYNCORP INTERNATIONAL LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(Dollars in Thousands)

Note 11—Subsequent Event

On January 9, 2006, the Company entered into the first amendment and waiver of its senior secured credit facility. The first amendment and waiver increases the revolving commitment under its senior secured credit facility by $15,000, which includes an increase in the sub-limit for letters of credit equal to the same amount. The first amendment and waiver also permits the Company to: (i) pay a transaction fee to Veritas Capital Management II, L.L.C. related to the Successor Parent’s initial public offering of up to $10,000; (ii) pay a dividend to the holders of the Successor Parent Class B common stock in an amount equal to the sum of (x) $100,000 plus (y) the proceeds, if any, of the underwriters over-allotment option, net of discount and estimated offering expenses; (iii) redeem all of the Successor Parent currently outstanding preferred stock, of which approximately $213,000 in stated amount including accrued and unpaid dividends thereon was outstanding as of December 30, 2005; and (iv) redeem up to $65,000 of the $320,000 aggregate principal amount of the Company’s senior subordinated notes. The first amendment and waiver waives the requirement in the senior secured credit facility that the Company use 50% of the net cash proceeds from the initial public offering to prepay loans under the senior secured credit facility and/or permanently reduce the revolving commitments.

* * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this section to the “Company,” “us” or “we” refer to DynCorp International LLC and its wholly owned subsidiaries.

Company Background

We provide a broad range of mission-critical outsourced technical services to civilian and military government agencies and commercial customers. Our specific global expertise is in law enforcement training and support, security services, base operations, logistics support and aviation services and operations. We also provide logistics support for all of our services. We operated as a separate subsidiary of DynCorp from 2000 to 2003 and of Computer Sciences Corporation from 2003 until February 2005. However, DynCorp International and its predecessors have provided essential services to numerous U.S. government department and agencies since 1951. Our current customers include the Department of State; the Army, Air Force, Navy and Marine Corps (collectively, the Department of Defense); and commercial customers and foreign governments. As of December 30, 2005, we had over 13,600 employees in 32 countries and 45 active contracts ranging in duration from three to ten years and over 75 task orders.

Basis of Presentation

DynCorp International LLC was a wholly owned subsidiary of DynCorp, which was acquired by Computer Sciences Corporation on March 7, 2003 (the “Computer Sciences Corporation Acquisition”). On December 12, 2004, Veritas Capital and DynCorp International Inc. (formerly known as DI Acquisition Corp.), entered into a purchase agreement with Computer Sciences Corporation and DynCorp whereby DI Acquisition Corp. agreed to acquire DynCorp International LLC, a wholly owned subsidiary of DynCorp. DI Acquisition Corp. assigned its rights to acquire DynCorp International LLC to DI Finance LLC, or DI Finance, its wholly owned subsidiary. Immediately after the consummation of the Acquisition, DI Finance was merged with and into DynCorp International LLC. DynCorp International LLC survived the merger and is a wholly owned subsidiary of DynCorp International Inc. We refer to the foregoing transaction as the “2005 Acquisition.”

As a result of the 2005 Acquisition, our assets and liabilities have been adjusted to their preliminary estimated fair value as of the closing. The excess of the total purchase price over the value of our assets at the closing of the 2005 Acquisition has been allocated to goodwill and other intangible assets, some of which will be amortized, and will be subject to annual impairment review.

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

Revenue Recognition and Long-Term Contract Cost Estimates

We provide our services under cost-reimbursement, time-and-materials and fixed-price contracts. The form of contract, rather than the type of service offering, is the primary determinant of revenue recognition. Revenues are recognized when persuasive evidence of an arrangement exists, services or products have been provided to the client, the sales price is fixed or determinable, and collectibility is reasonably assured. For fiscal 2005 and the nine months ended December 30, 2005, 34%, 39%, 27% and 35%, 38% and 27% of our revenues were derived from cost-reimbursement, time-and-materials and fixed-price contracts, respectively.

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

We provide for anticipated losses on contracts by a charge to income during the period in which the losses are first identified. Amounts billed but not yet recognized as revenue under certain types of contracts are deferred. Unbilled receivables are stated at estimated realizable value. Contract costs on U.S. government contracts, including indirect costs, are subject to audit and adjustment by negotiations between us and government representatives. Substantially all of our indirect contract costs have been agreed upon through 2004. Contract revenues on U.S. government contracts have been recorded in amounts that are expected to be realized upon final settlement.

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

Determination of Goodwill and Customer-Related Intangible Assets

The Computer Sciences Corporation Acquisition was accounted for under the purchase method and, accordingly, the purchase price was allocated to the net assets acquired based on estimates of the fair values at the acquisition date. In addition, Computer Sciences Corporation obtained an independent appraisal of the fair values for certain intangible assets. The value of intangible assets allocated to us was the sum of the independently appraised value of the customer contracts and related customer relationships for contracts being performed by us. In order to determine the appropriate value of goodwill to be allocated to us, an estimate was made of the relative fair value of DynCorp International to the remaining portion of DynCorp as of March 7, 2003.

The 2005 Acquisition was accounted for using the purchase method of accounting. This method requires estimates to determine the fair values of assets and liabilities acquired, including judgments to determine any acquired intangible assets such as customer-related intangibles, as well as assessments of the fair value of existing assets such as property and equipment. Liabilities acquired can include reserves for litigation and other contingency reserves established prior to or at the time of acquisition, and require judgment in ascertaining a reasonable value. A third-party valuation firm assisted management in the appraisal of certain assets and liabilities, but these determinations were based on significant estimates provided by us, such as forecasted revenues or profits on contract-related intangibles. Numerous factors were typically considered in the purchase accounting assessments, which were conducted by our professionals from legal, finance, human resources, information systems, program management and other disciplines. In addition, purchase price allocations are subject to refinement until all pertinent information is obtained. The purchase agreement established a procedure for determining a net working capital adjustment after the closing, with any dispute regarding such calculations to be resolved by an independent accounting firm. We negotiated the amount of the working capital adjustment with Computer Sciences Corporation and entered into a settlement agreement with Computer Sciences Corporation on October 27, 2005. Pursuant to the settlement agreement, Computer Sciences Corporation received an additional 65,550 shares of our Successor Parent’s preferred stock valued at $65.55 million. In addition, the preferred shares issued accumulated dividends from the date of acquisition, February 11, 2005. The Company has recorded the settlement amount, which includes both the preferred stock and the accumulated dividend through October 27, 2005, as an increase to Goodwill and member’s equity at December 30, 2005.

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

Three Months Ended December 30, 2005, Compared To Three Months Ended December 31, 2004

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

DYNCORP INTERNATIONAL LLC

Condensed Consolidated Statements of Income

(dollars in Thousands)

	Successor		Immediate Predecessor
	For the Three Months Ended
	Dec 30, 2005		Dec 31, 2004
Revenues	$553,561	100.0%	$469,541	100.0%
Costs of services	498,523	90.1%	419,155	89.3%
Selling, general and administrative	21,013	3.8%	17,818	3.8%
Depreciation and amortization	10,563	1.9%	1,493	0.3%

Operating income	23,462	4.2%	31,075	6.6%
Other expense (income):
Interest expense	14,595	2.6%	—	0.0%
Other income	(113)	0.0%	(70)	0.0%

Income before income taxes	8,980	1.6%	31,145	6.6%
Provision for income taxes	3,389	0.6%	9,905	2.1%

Net income	$5,591	1.0%	$21,240	4.5%

Revenues. Total revenue increased from $469.5 million in the three months ended December 31, 2004 to $553.6 million for the three months ended December 30, 2005, an increase of $84.1 million or 17.9%. Revenues from the Field Technical Service segment increased from $175.9 million for the three months ended December 31, 2004 to $179.6 million for the three months ended December 30, 2005, or an increase of 2.1%. This increase was the result of $6.5 million of additional revenue on the Attack Helicopter-1/Utility Helicopter-1 program due to the timing of deliveries, and $6.0 million revenue increase on the Life Cycle Contractor Support program due to additional Global Air Traffic Management deliveries and additional maintenance and overhaul requirements under the Army portion of the program. These increases were offset by a reduction of $1.5 million on the Contract Field Teams contract due to reduced workload requirements, which drives lower staffing and reduced overtime, $1.7 million on the V-22 program due to reduced testing support requirements, and $1.2 million on the Bell Helicopter program as this program phases out.

International Technical Services revenue increased from $293.6 million for the three months ended December 31, 2004 to $374.0 million for the three months ended December 30, 2005, which was an increase of $80.4 million or 27.4%. This increase was comprised of an additional $37.1 million of revenue under the International Narcotics and Law Enforcement Airwing program as a result of a new contract that went into effect on November 1, 2005 for operations, and added work to provide helicopter support for ground eradication efforts in Afghanistan, $31.2 million of added work under the Civilian Police program mainly in the Middle East, $13.9 million of new work providing hurricane relief efforts along the gulf coast, $7.3 million due to added work under our Africa Peacekeeping contract with the Department of State, and $8.6 million of additional construction work under the Worldwide Personal Protective Services program. These increases were offset by a reduction of $17.2 million from a series of contracts to provide security and logistics support to various U.S. Government construction efforts in the Middle East as a subcontractor. This type of subcontract effort was typically short term with delayed payments, and therefore we exited this line of business until it can be performed in a more stable environment with improved financial terms. Further offsetting the increases described above was a reduction in our DynMarine Services of Virginia LLC business of $8.6 million due to the discontinuance of our work under the Oceangraphics Ships contract.

Costs of services. Costs of services are comprised of direct labor, direct material, subcontractor costs, other direct costs and overhead. Other direct costs include travel, supplies and other miscellaneous costs. Cost of services increased from $419.2 million for the three months ended December 31, 2004 to $498.5 million for the three months ended December 30, 2005, or an increase of $79.3 million. The majority of this increase was directly related to the increase in revenues during these same periods. Cost of services as a percentage of revenue increased from 89.3% for the three months ended December 31, 2004 to 90.1% for the three months ended December 30, 2005.

Selling, general and administrative expenses. Selling, general and administrative expenses are primarily for functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. Selling general and administrative expenses for the three months ended December 31, 2004, was $17.8 million and increased to $21.0 million for the three months ended December 30, 2005, or an increase of 18.0%. This increase was primarily related to selling expenses, non-cash compensation expense related to the issuance of equity-based compensation (see Note 7 in the accompanying notes to the condensed consolidated financial statements) and the added cost of security in the Middle East for selling, general and administrative personnel. As a percentage of revenue, selling, general and administrative expenses remained consistent for the three months ended December 30, 2005 as compared to the three months ended December 31, 2004 of 3.8%.

Depreciation and amortization. Depreciation and amortization increased from $1.5 million for the three months ended December 31, 2004 to $10.6 million for the three months ended December 30, 2005, or an increase of $9.1 million. This increase was primarily due to higher amortization expense. Amortization in the three months ended December 31, 2004 was based on the DynCorp International portion of the amortization related to the Computer Sciences Corporation purchase of DynCorp in March 2003. The amortization for the three months ended December 30, 2005 was based on the 2005 Acquisition which included a step up in basis for our customer related intangibles resulting in increased amortization expense.

Interest Expense. During the three months ended December 30, 2005, $14.6 million of interest expense was incurred related to our senior secured credit facility and our senior subordinated notes. This interest expense includes interest costs applicable to the three month period as well as amortization of deferred financing fees.

During the three months ended December 31, 2004, we did not incur any interest expense because it was incurred at the Computer Sciences Corporation corporate level and not pushed down to the operating entities.

Income tax expense. We had income tax expense for the three months ended December 30, 2005 of $3.4 million, which is a decrease of $6.5 million or 65.6%, from income tax expense of $9.9 million for the three months ended December 31, 2004. The primary reason for the decrease relates to the factors previously discussed resulting in lower earnings before taxes in the current year.

Our Segments

The following table sets forth the revenues and earnings before interest and taxes for our International Technical Services and Field Technical Services operating divisions, both in dollars and as a percentage of our consolidated revenues for segment revenue and as a percentage of segment specific revenue for earnings before interest and taxes, for the three months ended December 30, 2005 as compared to the three months ended December 31, 2004.

	Successor		Immediate Predecessor
	For the Three Months Ended Dec 30, 2005		For the Three Months Ended Dec 31, 2004
Revenues
Field Technical Services	$179,592	32.4%	$175,881	37.5%
International Technical Services	373,969	67.6%	293,602	62.5%
Other	—	0.0%	58	0.0%

Consolidated	$553,561	100.0%	$469,541	100.0%

Earnings before Interest and Taxes
Field Technical Services	$3,830	0.7%	$11,037	2.3%
International Technical Services	20,339	3.7%	20,564	4.4%
Other	(707)	-0.1%	(526)	-0.1%

Consolidated	$23,462	4.3%	$31,075	6.6%

Field Technical Services

Revenues. Revenues from the Field Technical Service segment increased from $175.9 million for the three months ended December 31, 2004 to $179.6 million for the three months ended December 30, 2005, or an increase of 2.1%. This increase was the result of $6.5 million of additional revenue on the Attack Helicopter-1 / Utility Helicopter-1 program due to the timing of deliveries, and $6.0 million revenue increase on the Life Cycle Contractor Support program due to additional Global Air Traffic Management deliveries and additional maintenance and overhaul requirements under the Army portion of the program. These increases were offset by a reduction of $1.5 million on the Contract Field Teams contract due to reduced workload requirements which drives lower staffing and reduced overtime, $1.7 million on the V-22 program due to reduced testing support requirements, and $1.2 million on the Bell Helicopter program as this program phases out.

Earnings before interest and taxes. Earnings before interest and taxes for the three months ended December 30, 2005 were $3.8 million, a decrease of $7.2 million, or 65.5%, from $11.0 million for the three months ended December 31, 2004. Earnings before interest and taxes as a percentage of revenue for the three months ended December 30, 2005 was 0.7% compared to 2.3% for the three months ended December 31, 2004. The decrease in earnings before interest and taxes is primarily the result of increased amortization of customer intangibles due to the 2005 Acquisition.

International Technical Services

Revenues. Revenues for the three months ended December 30, 2005 were $374.0 million, an increase of $80.4 million, or 27.4%, from $293.6 million for the three months ended December 31, 2004. This increase was comprised of an additional $37.1 million of revenue under the International Narcotics and Law Enforcement Airwing program as a result of a new contract that went into effect on November 1, 2005 for operations, and added work to provide helicopter support for ground eradication efforts in Afghanistan, $31.2 million of added work under the Civilian Police program mainly in the Middle East, $13.9 million of new work providing hurricane relief efforts along the gulf coast, $7.3 million due to added work under our Africa Peacekeeping contract with the Department of State, and $8.6 million of additional construction work under the Worldwide Personal Protective Services program. These increases were offset by a reduction of $17.2 million from a series of contracts to provide security and logistics support to various U.S. Government construction efforts in the Middle East as a subcontractor. This type of subcontract effort was typically short term with delayed payments, and therefore we exited this line of business until it can be performed in a more stable environment with improved financial terms. Further offsetting the increases described above was a reduction in our DynMarine Services of Virginia LLC business of $8.6 million due to the discontinuance of our work under the Oceangraphics Ships contract.

Earnings before interest and taxes. Earnings before interest and taxes for the three months ended December 30, 2005 were $20.3 million, a decrease of $0.3 million, or 1.4%, from $20.6 million for the three months ended December 31, 2004. Earnings before interest and taxes as a percentage of revenue for the three months ended December 30, 2005 was 3.7% compared to 4.4% for the three months ended December 31, 2004. The decrease in earnings before interest and taxes is primarily the result of increased amortization of customer intangibles due to the 2005 Acquisition partially offset by higher margins due to the change in contract mix.

Nine Months Ended December 30, 2005, Compared To Nine Months Ended December 31, 2004

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

DYNCORP INTERNATIONAL LLC

Condensed Consolidated Statements of Income

(dollars in Thousands)

	Successor		Immediate Predecessor
	For the Nine Months Ended
	Dec 30, 2005		Dec 31, 2004
Revenues	$1,418,245	100.0%	$1,400,054	100.0%
Costs of services	1,262,255	89.0%	1,263,414	90.2%
Selling, general and administrative	59,874	4.2%	46,452	3.3%
Depreciation and amortization	32,763	2.3%	5,095	0.4%

Operating income	63,353	4.5%	85,093	6.1%
Other expense (income):
Interest expense	42,278	3.0%	—	0.0%
Other income	(166)	0.0%	(130)	0.0%

Income before income taxes	21,241	1.5%	85,223	6.1%
Provision for income taxes	7,553	0.5%	30,779	2.2%

Net income	$13,688	1.0%	$54,444	3.9%

Revenues. Total revenue increased from $1,400.1 million in the nine months ended December 31, 2004 to $1,418.2 million for the nine months ended December 30, 2005, an increase of $18.1 million or 1.3%. Revenues from the Field Technical Service segment increased from $513.2 million for the nine months ended December 31, 2004 to $522.0 million for the nine months ended December 30, 2005, or an increase of 1.7%. Increased revenue in the Field Technical Service segment came from $17.6 million under the Life Cycle Contractor Support program due to additional Global Air Traffic Management deliveries and additional maintenance and overhaul requirements under the Army portion of the program, $12.7 million under the Attack Helicopter-1 / Utility Helicopter-1 program due to increased deliveries as this program is ramping up from the contract start in April 2004, and $9.4 million due to increased workload under the APS-3 program. These increases were partially offset by a $12.3 million reduction on the Al Salam program due to our withdrawal as a result of unfavorable contract terms offered by the customer, consequently, the customer decided to self perform the F-15 maintenance we had been providing, $11.6 million reduction under the Contract Field Team contract due to reduced workload requirements, which drives lower staffing and reduced overtime, and $4.7 million reduction under the Holloman contract due to the removal of the German F-4’s from the contract.

International Technical Services revenue increased from $886.8 million for the nine months ended December 31, 2004 to $896.3 million for the nine months ended December 30, 2005, which was an increase of $9.5 million or 1.1%. Increases in this segment include $46.6 million of revenue under the International Narcotics and Law Enforcement Airwing program as a result of a new contract that went into effect on November 1, 2005 for operations, and added work to provide helicopter support for ground eradication efforts in Afghanistan, $16.8 million of new work providing hurricane relief efforts along the gulf coast, $19.1 million due to added work under our Africa Peacekeeping contract with the Department of State, and $36.2 million of additional construction work under the Worldwide Personal Protective Services program. These increases were partially offset by a reduction of $35.8 million under the Civilian Police program due to the timing of various construction efforts in the Middle East, and $54.6 million from a series of contracts to provide security and logistics support to various U.S. Government construction efforts in the Middle East as a subcontractor. This type of subcontract effort was typically short term with delayed payments, and therefore we decided to exit this line of business until it can be performed in a more stable environment with improved financial terms. Further offsetting the increases described above was a reduction in our DynMarine Services of Virginia LLC business of $28.0 million due to the discontinuance of our work under the Oceangraphics Ships contract.

Costs of services. Costs of services are comprised of direct labor, direct material, subcontractor costs, other direct costs and overhead. Other direct costs include travel, supplies and other miscellaneous costs. Cost of services decreased from $1,263.4 million for the nine months ended December 31, 2004 to $1,262.3 million for the nine months ended December 30, 2005, a decrease of $1.1 million or 0.1%. As a percentage of revenue, costs of services dropped from 90.2% in the nine months ended December 31, 2004 to 89.0% for the nine months ended December 30, 2005. This reduction as a percentage of revenue was due to improved program performance and the impact of shifting from cost type contracts to more time and material or fixed unit price contracts.

Selling, general and administrative expenses. Selling, general and administrative expenses are primarily for functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing, and business development. Selling general and administrative expenses for the nine months ended December 31, 2004 was $46.5 million and increased to $59.9 million for the nine months ended December 30, 2005, or an increase of 28.8%. This increase was primarily related to selling expenses, non-cash compensation expense related to the issuance of equity-based compensation (see Note 7 in the accompanying notes to the condensed consolidated financial statements) and the added cost of security in the Middle East for selling, general and administrative personnel. As a percentage of revenue, selling, general and administrative expenses increased from 3.3% for the nine months ended December 31, 2004 to 4.2% for the nine months ended December 30, 2005. Included in the nine months ended December 30, 2005 were one-time retention bonuses of $2.9 million related to the 2005 Acquisition. This amount was expected as part of the transaction expenses, but for accounting purposes the one-time retention bonuses were required to be expensed over the related service period following the close of the 2005 Acquisition. Adjusting for the one-time retention expenses, selling, general and administrative expenses as a percentage of revenue would have increased from 3.3% for the nine months ended December 31, 2004 to 4.0% for the nine months ended December 30, 2005.

Depreciation and amortization. Depreciation and amortization increased from $5.1 million for the nine months ended December 31, 2004 to $32.8 million for the nine months ended December 30, 2005, or an increase of $27.7 million. This increase was primarily due to higher amortization expense. Amortization in the nine months ended December 31, 2004 was based on the DynCorp International portion of the amortization related to the Computer Sciences Corporation purchase of DynCorp in March 2003. The amortization for the nine months ended December 30, 2005 was based on the 2005 Acquisition which included a step up in basis for our customer related intangibles resulting in increased amortization expense.

Interest Expense. During the nine months ended December 30, 2005, $42.3 million of interest expense was incurred related to our senior secured credit facility, the revolving credit facility, and our senior subordinated notes. This interest expense includes interest costs applicable to the nine month period as well as amortization of deferred financing fees.

During the nine months ended December 31, 2004, we did not incur any interest expense because it was incurred at the Computer Sciences Corporation corporate level and not pushed down to the operating entities.

Income tax expense. We had income tax expense for the nine months ended December 30, 2005 of $7.6 million, which is a decrease of $23.2 million or 75.3% from income tax expense of $30.8 million for the nine months ended December 31, 2004. The primary reason for the decrease relates to the factors previously mentioned resulting in lower earnings before taxes in the current year. In addition to the decline in current year tax expense attributable to lower earnings before tax, the current year tax expense includes the reversal of $0.4 million for a deferred tax valuation allowance recorded in prior periods.

Our Segments

The following table sets forth the revenues and earnings before interest and taxes for our International Technical Services and Field Technical Services operating divisions, both in dollars and as a percentage of our consolidated revenues for segment revenue and as a percentage of segment specific revenue for earnings before interest and taxes, for the nine months ended December 30, 2005 as compared to the nine months ended December 31, 2004.

	Successor		Immediate Predecessor
(dollars in Thousands)	For the Nine Months Ended Dec 30, 2005		For the Nine Months Ended Dec 31, 2004
Revenues
Field Technical Services	$521,963	36.8%	$513,197	36.7%
International Technical Services	896,282	63.2%	886,758	63.3%
Other (1)	—	0.0%	99	0.0%

Consolidated	$1,418,245	100.0%	$1,400,054	100.0%

Earnings before Interest and Taxes
Field Technical Services	$19,001	1.3%	$32,981	2.4%
International Technical Services	48,690	3.4%	52,756	3.8%
Other	(4,338)	-0.3%	(644)	0.0%

Consolidated	$63,353	4.4%	$85,093	6.2%

(1)	Primarily consists of joint venture revenues not allocated to a specific segment.

Field Technical Services

Revenues. Revenues for the nine months ended December 30, 2005 were $522.0 million, an increase of $8.8 million, or 1.7%, from $513.2 million for the nine months ended December 31, 2004. Increased revenue in the Field Technical Service segment came from $17.6 million under the Life Cycle Contractor Support program due to additional Global Air Traffic Management deliveries and additional maintenance and overhaul requirements under the Army portion of the program, $12.7 million under the Attack Helicopter-1 / Utility Helicopter-1 program due to increased deliveries as this program is ramping up from the contract start in April 2004, and $9.4 million due to increased workload under the APS-3 program. These increases were partially offset by a $12.3 million reduction on the Al Salam program due to our withdrawal as a result of unfavorable contract terms offered by the customer, consequently, the customer decided to self perform the F-15 maintenance we had been providing, $11.6 million reduction under the Contract Field Team contract due to reduced workload requirements which drives lower staffing and reduced overtime, and $4.7 million reduction under the Holloman contract due to the removal of the German F-4’s from the contract.

Earnings before interest and taxes. Earnings before interest and taxes for the nine months ended December 30, 2005 were $19.0 million, a decrease of $13.9 million, or 42.3%, from $32.9 million for the nine months ended December 31, 2004. Earnings before interest and taxes as a percentage of revenue for the nine months ended December 30, 2005 was 1.3% compared to 2.4% for the nine months ended December 31, 2004. The decrease in earnings before interest and taxes is primarily due to the increased amortization of customer intangibles due to the 2005 Acquisition.

International Technical Services

Revenues. International Technical Services revenue increased from $886.8 million for the nine months ended December 31, 2004 to $896.3 million for the nine months ended December 30, 2005, which was an increase of $9.5 million or 1.1%. Increases in this segment include $46.6 million of revenue under the International Narcotics and Law Enforcement Airwing program as a result of a new contract that went into effect on November 1, 2005 for operations, and added work to provide helicopter support for ground eradication efforts in Afghanistan, $16.8 million of new work providing hurricane relief efforts along the gulf coast, $19.1 million due to added work under our Africa Peacekeeping contract with the Department of State, and $36.2 million of additional construction work under the Worldwide Personal Protective Services program. These increases were partially offset by a reduction of $35.8 million under the Civilian Police program due to the timing of various construction efforts in the Middle East, and $54.6 million from a series of contracts to provide security and logistics support to various U.S. Government construction efforts in the Middle East as a subcontractor. This type of subcontract effort was typically short term with delayed payments, and therefore we exited this line of business until it can be performed in a more stable environment with improved financial terms. Further offsetting the increases described above was a reduction in our DynMarine Services of Virginia LLC business of $28.0 million due to the discontinuance of our work under the Oceangraphics Ships contract.

Earnings before interest and taxes. Earnings before interest and taxes for the nine months ended December 30, 2005 were $48.7 million, a decrease of $4.1 million, or 7.8%, from $52.8 million for the nine months ended December 31, 2004. Earnings before interest and taxes as a percentage of revenue for the nine months ended December 30, 2005 was 3.4% compared to 3.8% for the nine months ended December 31, 2004. The decrease in earnings before interest and taxes is primarily the result of increased amortization of customer intangibles due to the 2005 Acquisition partially offset by higher margins due to the change in contract mix. In addition to the benefit provided by the shift in contract mix, the current year includes the recognition of an equitable adjustment related to our Civilian Police program. The equitable adjustment has resulted in earnings of $5.5 million during the current year and has improved the margin on earnings before interest and taxes 105 basis points for the nine months ended December 30, 2005.

Liquidity and Capital Resources

Historically, we financed our capital and working capital requirements through a combination of cash flows from operating activities and transfers from the predecessor parent companies. In connection with the 2005 Acquisition, we have a $75.0 million revolving credit facility available to fund working capital and other cash requirements not funded from ongoing operations. Leading up to the 2005 Acquisition, Computer Sciences Corporation accelerated collection of receivables where possible and delayed payments to vendors and subcontractors. As a result, we had to draw $20.0 million on the revolver shortly after the closing of the 2005 Acquisition, and as of April 1, 2005 the outstanding balance was $35.0 million. We repaid our revolver during the three months ended July 1, 2005. On January 9, 2006, we entered into the first amendment and waiver of our senior secured credit facility. The first amendment and waiver increases the revolving commitment under our senior secured credit facility by $15.0 million, which includes an increase in the sub-limit for letters of credit equal to the same amount.

Cash and cash equivalents at December 30, 2005 were $24.8 million versus April 1, 2005 when we had a balance of $13.5 million. The factors that caused the increase in cash and cash equivalents are described below. As of December 30, 2005, we had $662.4 million of indebtedness, including the senior subordinated notes and excluding interest accrued thereon, of which $342.4 million was secured. On the same date, we had approximately $67.2 million of availability under our senior secured credit facility (which gives effect to $7.8 million of outstanding letters of credit which reduced our availability by that amount). As of December 30, 2005, approximately $342.4 million, of our indebtedness would have ranked senior to, or pari passu with, the senior subordinated notes, excluding $7.8 million of outstanding letters of credit.

Cash Flows

Net cash provided by operating activities for the nine months ended December 30, 2005 was $54.2 million, while net cash used in operating activities for the nine months ended December 31, 2004 was $(13.1) million. Cash provided by operating activities for the nine months ended December 30, 2005 consisted of $96.2 million of operating income before considering depreciation and amortization, less $35.9 million of cash paid for interest and normal short-term payment timing of trade receivables and payables.

Net cash used in investing activities for the nine months ended December 30, 2005 was $3.5 million compared to $8.4 million for the nine months ended December 31, 2004. This use of cash is due primarily to the purchase of property, equipment, and other assets.

Net cash (used in) provided by financing activities was $(39.3) million and $32.9 million for the nine months ended December 30, 2005 and December 31, 2004, respectively. The cash used in financing activities during the nine months ended December 30, 2005 is due to the repayment of borrowings under our revolving credit facility in the amount of $35.0 million, scheduled principal repayments of our term loan in the amount of $2.6 million, payments for offering expenses of $1.2 million and the purchase of an interest rate cap for $0.5 million, which limits our exposure to upward movements in variable rate debt.

We expect that cash generated from operating activities and availability under our senior secured credit facility will be our principal sources of liquidity. Based on our current level of operations, we believe our cash flow from operations and available borrowings under our senior secured credit facility, as amended, will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our senior secured credit facility, as amended, in an amount sufficient to enable us to repay our indebtedness, including the senior subordinated notes, or to fund our other liquidity needs. Servicing our indebtedness will require a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations, including making payments on the notes.

Debt and Other Obligations

Concurrently with the offering of our senior subordinated notes, we entered into our senior secured credit facility. Our senior secured credit facility provides us with a $345.0 million term loan, maturing in 2011, and up to $75.0 million in available revolving loan borrowings, maturing in 2010. As of December 30, 2005, we had $662.4 million of indebtedness including the senior subordinated notes and excluding interest accrued thereon, of which $342.4 million was secured. On the same date, we had approximately $67.2 million available under our senior secured credit facility (which gives effect to $7.8 million of outstanding letters of credit which reduced our availability by that amount). As of December 30, 2005, approximately $342.4 million of our indebtedness would have ranked senior to, or pari passu with, the senior subordinated notes, excluding $7.8 million of outstanding letters of credit. On January 9, 2006, the Company entered into a first amendment and waiver of our senior secured credit facility. The first amendment and waiver increases the revolving commitment under our senior secured credit facility by $15.0 million, which includes an increase in the sub-limit for letters of credit equal to the same amount.

Our senior secured credit facility contains financial covenants, including a minimum interest coverage ratio and a maximum total debt to EBITDA (as defined in our senior revolving credit facility) ratio, and places certain restrictions on our ability to make capital expenditures. These financial ratios include a minimum interest coverage ratio and a maximum leverage ratio. The interest coverage ratio is the ratio of EBITDA to cash interest expense for trailing quarters. The minimum interest coverage ratio increases from 2:1 to 3.2:1 during the term of the senior secured credit facility. The maximum leverage coverage ratio decreases from 6:1 to 3:1 during the term of the senior secured credit facility. The Senior Secured Credit Facility also restricts the maximum amount of our capital expenditures during each year of the senior credit facility. Capital expenditures are expenditures that are required by generally accepted accounting principles to be included in the “purchase of property and equipment.” Our senior secured credit facility is secured by substantially all of our assets and the assets of our domestic subsidiaries, and by a pledge of all of the capital stock of our domestic subsidiaries, and 65% of the capital stock of our first tier foreign subsidiaries. The initial borrowings thereunder are subject to customary closing conditions. At December 30, 2005, we were in compliance with our senior credit facility covenants.

Our capital expenditures are primarily related to contractual requirements. We spent an aggregate of approximately $1.3 million and $8.4 million for capital expenditures primarily relating to the purchase of vehicles, equipment and for certain leasehold improvements in the nine months ended December 30, 2005, and December 31, 2004, respectively. We customarily lease our vehicles and equipment. However, Computer Sciences Corporation, our former parent, elected to purchase certain equipment in fiscal 2005. We intend to continue our practice of leasing our vehicles and equipments in the future.

On January 9, 2006, the Company entered into a first amendment and waiver of our senior secured credit facility. The first amendment and waiver increases the revolving commitment under our senior secured credit facility by $15.0 million, which includes an increase in the sub-limit for letters of credit equal to the same amount. The first amendment and waiver also permits us to: (i) pay a transaction fee to Veritas Capital Management II, L.C.C. related to the Successor Parent’s initial public offering of up to $10.0 million; (ii) pay a dividend to the holders of the Successor Parent’s Class B common stock in an amount equal to the sum of (x) $100.0 million plus (y) the proceeds, if any, of the underwriters over-allotment option, net of discount and estimated offering expenses; (iii) redeem all of the Successor Parent’s currently outstanding preferred stock, of which approximately $213.0 million in stated amount including accrued and unpaid dividends thereon was outstanding as of December 30, 2005; and (iv) redeem up to $65.0 million of the $320.0 million aggregate principal amount of the senior subordinated notes. The first amendment and waiver waives the requirement in the senior secured credit facility that we use 50% of the net cash proceeds from the initial public offering to prepay loans under the senior secured credit facility and/or permanently reduce the revolving commitments.

Recent Events

We filed a registration statement on Form S-4 for our senior subordinated notes with the Securities and Exchange Commission (SEC) on August 9, 2005. The registration statement was declared effective by the SEC on November 8, 2005. We launched an exchange offer with respect to $320.0 million of the original senior subordinated notes, which expired at 12:00 midnight EST, on December 7, 2005. We exchanged approximately 99.9% of the original senior subordinated notes.

Our Successor Parent, DynCorp International Inc., filed a second amendment to the registration statement on Form S-1 with the SEC on November 30, 2005, relating to an initial public offering of its common stock. There can be no assurance whether our parent will complete the offering at all or what the terms of the offering will be.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Information about market risks for the nine months ended December 30, 2005, does not differ materially from that discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Registration Statement (File No. 333-127343) on Form S-4, Amendment No. 3, filed with the SEC on November 4, 2005, originally filed with the SEC on August 9, 2005.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are: (1) recorded, processed, summarized and reported in a timely manner; and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

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

Sometime in 2004 or early in 2005, an Iraqi company filed three separate actions against the Company for an aggregate amount of approximately $50,000 in rental fees and other payments allegedly owed by the Company in connection with its lease of three hotels in Baghdad. The Company has no relationship with the Iraqi company and is not in privity of contract with it. The Company leases the hotels from another company. In the event that the court decides against the Company in this lawsuit, it could have a material adverse affect on the Company’s operating performance, cash flows and operating condition.

On May 29, 2003, Gloria Longest, a former accounting manager for the Company, filed suit against the Company under the False Claims Act and the Florida Whistleblower Statute, alleging that the Company submitted false claims to the government on our International Narcotics & Law Enforcement Affairs contract with the Department of State. The action, titled “Gloria Longest, Relator, on behalf of U.S. Attorney and DOJ v. DynCorp and DynCorp International LLC,” was filed in the U.S. District Court for the Middle District of Florida under seal. The complaint does not demand any specific monetary damages. The case was unsealed in 2005, and the Company learned of the existence of the action on August 15, 2005 when we were served with the complaint. The U.S. government has not joined the action. In the event that a court decides against the Company in this lawsuit, it could have a material adverse effect on the Company’s operating performance, cash flows and operating condition.

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

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this quarterly report on Form 10-Q.

Exhibit No.	Description
10.14*	First Amendment and Waiver, dated January 9, 2006, amount DynCorp International LLC, DynCorp International Inc., and certain subsidiaries of the Company, the lenders party thereto, Goldman Sachs Credit Partners L.P., and Bank of America, N.A.

31.1	Certification of Stephen J. Cannon Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael J. Thorne Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stephen J. Cannon Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael J. Thorne Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on January 11, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNCORP INTERNATIONAL LLC

Date: February 21, 2006

/s/ MICHAEL J. THORNE
Name:	Michael J. Thorne
Title:	Senior Vice President, Chief Financial Officer, and Treasurer (principal financial and accounting officer and Duly Authorized Officer)