Form 10-Q/A
period 2005-12-30
DynCorp International LLC
filed 2006-02-24
CIK 1333142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q for the period ended December 30, 2005, as originally filed by DynCorp International LLC (the “Company”) on February 21, 2006, solely for the purpose of revising the percentage of earnings before interest and taxes calculations as presented in the table and the descriptive paragraph for the respective segments as presented in our Segment information in Item 2 of Part 1 for the three and nine months ended December 30, 2005 and December 31, 2004, respectively. No dollar amounts were revised.

This Amendment continues to speak of the date of the original filing and we have not updated the disclosures contained in this Amendment to reflect any events that occurred at a date subsequent to the original filing. In addition, the Company has amended Item 6 of Part II to reflect the filing of updated signatures pursuant to the Securities and Exchange Act of 1934, as amended, and certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

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

	Successor		Immediate Predecessor
	For the Three Months Ended Dec 30, 2005		For the Three Months Ended Dec 31, 2004
Revenues
Field Technical Services	$179,592	32.4%	$175,881	37.5%
International Technical Services	373,969	67.6%	293,602	62.5%
Other	—	0.0%	58	0.0%

Consolidated	$553,561	100.0%	$469,541	100.0%

Earnings before Interest and Taxes
Field Technical Services	$3,830	2.1%	$11,037	6.3%
International Technical Services	20,339	5.4%	20,564	7.0%
Other	(707)	N/A	(526)	N/A

Consolidated	$23,462	4.2%	$31,075	6.6%

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

Earnings before interest and taxes. Earnings before interest and taxes for the three months ended December 30, 2005 were $3.8 million, a decrease of $7.2 million, or 65.5%, from $11.0 million for the three months ended December 31, 2004. Earnings before interest and taxes as a percentage of revenue for the three months ended December 30, 2005 was 2.1% compared to 6.3% for the three months ended December 31, 2004. The decrease in earnings before interest and taxes is primarily the result of increased amortization of customer intangibles due to the 2005 Acquisition.

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

Earnings before interest and taxes. Earnings before interest and taxes for the three months ended December 30, 2005 were $20.3 million, a decrease of $0.3 million, or 1.4%, from $20.6 million for the three months ended December 31, 2004. Earnings before interest and taxes as a percentage of revenue for the three months ended December 30, 2005 was 5.4% compared to 7.0% for the three months ended December 31, 2004. The decrease in earnings before interest and taxes is primarily the result of increased amortization of customer intangibles due to the 2005 Acquisition partially offset by higher margins due to the change in contract mix.

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

	Successor		Immediate Predecessor
(dollars in Thousands)	For the Nine Months Ended Dec 30, 2005		For the Nine Months Ended Dec 31, 2004
Revenues
Field Technical Services	$521,963	36.8%	$513,197	36.7%
International Technical Services	896,282	63.2%	886,758	63.3%
Other (1)	—	0.0%	99	0.0%

Consolidated	$1,418,245	100.0%	$1,400,054	100.0%

Earnings before Interest and Taxes
Field Technical Services	$19,001	3.6%	$32,981	6.4%
International Technical Services	48,690	5.4%	52,756	5.9%
Other	(4,338)	N/A	(644)	N/A

Consolidated	$63,353	4.5%	$85,093	6.1%

(1)	Primarily consists of joint venture revenues not allocated to a specific segment.

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

Earnings before interest and taxes. Earnings before interest and taxes for the nine months ended December 30, 2005 were $19.0 million, a decrease of $13.9 million, or 42.3%, from $32.9 million for the nine months ended December 31, 2004. Earnings before interest and taxes as a percentage of revenue for the nine months ended December 30, 2005 was 3.6% compared to 6.4% for the nine months ended December 31, 2004. The decrease in earnings before interest and taxes is primarily due to the increased amortization of customer intangibles due to the 2005 Acquisition.

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

Earnings before interest and taxes. Earnings before interest and taxes for the nine months ended December 30, 2005 were $48.7 million, a decrease of $4.1 million, or 7.8%, from $52.8 million for the nine months ended December 31, 2004. Earnings before interest and taxes as a percentage of revenue for the nine months ended December 30, 2005 was 5.4% compared to 5.9% for the nine months ended December 31, 2004. The decrease in earnings before interest and taxes is primarily the result of increased amortization of customer intangibles due to the 2005 Acquisition partially offset by higher margins due to the change in contract mix. In addition to the benefit provided by the shift in contract mix, the current year includes the recognition of an equitable adjustment related to our Civilian Police program. The equitable adjustment has resulted in earnings of $5.5 million during the current year and has improved the margin on earnings before interest and taxes 105 basis points for the nine months ended December 30, 2005.

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

Date: February 23, 2006

/s/ MICHAEL J. THORNE
Name:	Michael J. Thorne
Title:	Senior Vice President, Chief Financial Officer, and Treasurer (principal financial and accounting officer and Duly Authorized Officer)