Form 10-Q
period 2006-09-29
DynCorp International LLC
filed 2006-11-13
CIK 1333142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 333-127343

DYNCORP INTERNATIONAL LLC

(Exact name of registrant as specified in its charter)

Delaware	52-2287126
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3190 Fairview Park Drive, Suite 350, Falls Church, Virginia 22042

(571) 722-0210

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

The registrant has one class of member units. As of November 5, 2006, DynCorp International Inc. held 100% of the member units.

DYNCORP INTERNATIONAL LLC

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

DYNCORP INTERNATIONAL LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 29, 2006	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$80,439	$20,573
Receivables, net of allowances for doubtful accounts of $3,428 and $8,479 at September 29, 2006 and March 31, 2006, respectively	415,967	440,195
Prepaid expenses and other current assets	54,020	43,733
Deferred tax asset	4,509	795
Total current assets	554,935	505,296
Property and equipment at cost, less accumulated depreciation of $2,134 and $1,296 at September 29, 2006 and March 31, 2006, respectively	11,561	8,769
Other assets:
Goodwill	420,180	420,180
Tradename	18,318	18,318
Customer-related intangibles, net of accumulated amortization of $63,267 and $43,471 at September 29, 2006 and March 31, 2006, respectively	227,114	246,910
Deferred financing costs, net of accumulated amortization of $4,616 and $3,261 at September 29, 2006 and March 31, 2006, respectively	15,656	17,469
Other intangibles, net of accumulated amortization of $5,571 and $3,671 at September 29, 2006 and March 31, 2006, respectively	6,939	7,453
Deferred income taxes	14,413	11,518
Other assets	2,149	3,176
Total other assets	704,769	725,024
Total assets	$1,271,265	$1,239,089
Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$3,450	$2,588
Current portion of other long-term liabilities	301	—
Accounts payable and accrued expenses	152,797	143,668
Accrued payroll and employee costs	76,693	65,586
Other accrued liabilities	56,609	33,845
Income taxes payable	3,739	8,280
Total current liabilities	293,589	253,967
Long-term debt—less current portion	629,270	658,963
Other long-term liabilities	2,563	—
Commitments and contingencies
Member’s equity:
Member’s units, 100 outstanding	314,747	298,914
Retained earnings	31,354	27,463
Accumulated other comprehensive loss	(258)	(218)
Total member’s equity	345,843	326,159
Total liabilities and member’s equity	$1,271,265	$1,239,089

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 29, 2006 AND SEPTEMBER 30, 2005
(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	Sept. 29, 2006	Sept. 30, 2005	Sept. 29, 2006	Sept. 30, 2005
	(unaudited)		(unaudited)
Revenues	$474,721	$439,629	$1,012,405	$864,684
Costs of services (excluding depreciation and amortization disclosed below)	423,433	385,002	893,767	763,592
Selling, general and administrative	30,552	19,702	57,957	38,861
Depreciation and amortization	11,212	11,515	22,349	22,200
Operating income	9,524	23,410	38,332	40,031
Other expense (income):
Interest expense	14,689	13,855	29,503	27,684
Loss on debt extinguishment	—	—	3,484	—
Loss (income) from joint ventures	123	73	(323)	141
Interest income	(410)	(61)	(560)	(54)
(Loss) income before income taxes	(4,878)	9,543	6,228	12,260
Income tax (benefit) provision	(1,743)	3,524	2,337	4,163
Net (loss) income	$(3,135)	$6,019	$3,891	$8,097

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 29, 2006 AND SEPTEMBER 30, 2005
(In thousands)

	For the Six Months Ended
	Sept. 29, 2006	Sept. 30, 2005
	(unaudited)
Cash flows from operating activities:
Net income	$ 3,891	$ 8,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,515	22,616
Premium paid on redemption of senior subordinated notes	2,657	—
Deferred financing cost amortization	2,342	1,320
(Recovery) provision for losses on accounts receivable	(4,563)	350
Income from equity joint ventures	(334)	45
Deferred taxes	(6,609)	(442)
Compensation expense related to Class B equity participation	999	—
Loss (gain) on disposition of assets	7	(1)
Changes in current assets and liabilities:
Accounts receivable	28,791	98,156
Prepaid expenses and other current assets	(4,599)	(2,640)
Accounts payable and accruals	30,931	(36,731)
Income taxes payable	(4,522)	1,002
Net cash provided by operating activities	72,506	91,772
Cash flows from investing activities:
Purchase of property and equipment	(2,671)	(697)
Proceeds from sale of property and equipment	—	11
Payment for computer software upgrade	(1,386)	—
Other assets	(363)	(1,283)
Net cash used in investing activities	(4,420)	(1,969)
Cash flows from financing activities:
Net transfers from parent company	17,905	—
Payments on acquisition debt	(28,831)	(1,725)
Borrowings related to prepaid insurance, net	5,892	—
Payments on deferred financing costs	(529)	—
Premium paid on redemption of senior subordinated notes	(2,657)	—
Payments on credit facility	—	(35,000)
Purchase of interest rate cap	—	(483)
Net cash used in financing activities	(8,220)	(37,208)
Net increase in cash and cash equivalents	59,866	52,595
Cash and cash equivalents, beginning of period	20,573	13,474
Cash and cash equivalents, end of period	$80,439	$66,069

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL LLC
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 29, 2006
(In thousands)
(Unaudited)

	Member’s Units	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2006	$298,914	$27,463	$(218)	$326,159
Comprehensive income:
Net income		3,891	—	3,891
Interest rate cap		—	2	2
Currency translation adjustment		—	(42)	(42)
Comprehensive income		3,891	(40)	3,851
Contribution from parent	14,834	—	—	14,834
Compensation expense related to Class B equity interests	999	—	—	999
Balance at September 29, 2006	$314,747	$31,354	$(258)	$345,843

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that all disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto included in the Company’s Annual

DYNCORP INTERNATIONAL LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share data)

Report (File No. 333-127343) on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2006.

In the opinion of management, all adjustments necessary to fairly present the Company’s financial position at September 29, 2006 and March 31, 2006, the results of operations for the three and six months ended September 29, 2006 and September 30, 2005, and cash flows for the six months ended September 29, 2006 and September 30, 2005, have been included. The results of operations for the three and six months ended September 29, 2006 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods. The Company uses estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. However, actual results could differ from the estimates.

The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the Friday closest to March 31. The three months ended September 29, 2006 was a 13-week period from July 1, 2006 to September 29, 2006. The three months ended September 30, 2005 was a 13-week period from July 2, 2005 to September 30, 2005. The six months ended September 29, 2006 was a 26-week period from April 1, 2006 to September 29, 2006. The six months ended September 30, 2005 was a 26-week period from April 2, 2005 to September 30, 2005.

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

The following table sets forth the Company’s ownership in joint ventures and companies that are not consolidated into the Company’s financial statements as of September 29, 2006 and are accounted for by the equity method. For all of the entities listed below, the Company has the right to elect half of the board of directors (the “Board of Directors”) or other management body. Economic rights are indicated by the ownership percentages listed below.

Global Linguist Solutions LLC	51.0%
Dyn Al-Rushaid Services LLC	50.0%
DynCorp-Hiberna Ltd.	50.0%
DynEgypt LLC	50.0%
DynPuertoRico Corporation	49.9%
Contingency Response Services LLC	45.0%
Partnership for Temporary Housing LLC	40.0%
Babcock DynCorp Limited	40.0%

DYNCORP INTERNATIONAL LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share data)

Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires the Company to quantify misstatements based on their impact on each of its consolidated financial statements and related disclosures. SAB No. 108 is effective as of the end of fiscal 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of April 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The Company is currently evaluating the impact SAB No. 108 will have on its consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The requirements of FIN 48 are effective for fiscal periods beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

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

DYNCORP INTERNATIONAL LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share data)

Note 2—Receivables

Receivables consists of the following:

	Sept. 29, 2006	March 31, 2006
Billed	$173,602	$188,458
Unbilled	241,024	248,994
Unbilled—related party	—	495
Other receivables	1,341	2,248
	$415,967	$440,195

Unbilled receivables consists of costs and fees billable on contract completion or other specified events, the majority of which is expected to be billed and collected within sixty days. Unbilled receivables includes revenue recognized on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under an existing contract, and for which formal contracts or contract modifications have not been executed at the end of the quarter. At September 29, 2006 and March 31, 2006, unbilled receivables included $23,056 and $31,303, respectively, related to this type of unbilled receivables balance. In addition, unbilled receivables includes amounts related to contract retentions that are billed when the Company has negotiated final indirect rates with the U.S. government and, once billed, are subject to audit and approval by outside third parties. Consequently, the timing of collection of retention balances of $1,419 and $10 as of September 29, 2006 and March 31, 2006, respectively, is outside the Company’s control. Based on the Company’s historical experience, the majority of the retention balance is expected to be collected beyond one year.

Note 3—Other Intangible Assets and Other Assets

A summary of amortizable intangible assets is as follows:

	September 29, 2006
	Weighted- Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net
Customer-related intangible assets	8.5	$290,381	$(63,267)	$227,114
Deferred financing cost	7.0	20,272	(4,616)	15,656
Other	4.1	12,510	(5,571)	6,939
		$323,163	$(73,454)	$249,709

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

Amortization expense for customer-related and other intangibles was $10,567 and $10,015 for the three months ended September 29, 2006 and September 30, 2005, respectively. Amortization expense for customer-related and other intangibles was $20,525 and $20,031 for the six months ended September 29, 2006 and September 30, 2005, respectively. Deferred financing cost is amortized through interest expense. Amortization related to deferred financing costs was $763 and $714 for the three months ended September 29, 2006 and September 30, 2005, respectively. Amortization related to deferred financing costs was $1,515 and $1,320 for the six months ended September 29, 2006 and September 30, 2005, respectively. Estimated amortization related to intangible assets at September 29, 2006 for fiscal years 2007 through 2011 is as follows: $22,128, $42,366, $39,581, $39,271 and $35,378, respectively.

A summary of other assets is as follows:

	Sept. 29, 2006	March 31, 2006
Other assets:
Investment in affiliates	$1,601	$911
Deferred offering costs	—	1,940
Other	548	325
	$2,149	$3,176

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

Note 5—Cash Flows

Cash payments for interest on indebtedness were $21,259 and $29,861 for the six months ended September 29, 2006 and September 30, 2005, respectively. Net cash payments for income taxes were

DYNCORP INTERNATIONAL LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share data)

$13,470 and $3,552 for the six months ended September 29, 2006 and September 30, 2005, respectively. The Company had non-cash investing activities of $1,554 related to property and equipment purchases that were accrued at September 29, 2006. In addition, the Company had non-cash leasehold improvements of $3,015 related to one lease at September 29, 2006.

Note 6—Derivatives

Derivative financial instruments are recognized as either assets or liabilities in the balance sheet and carried at fair value. Gains or losses on derivatives designated as cash flow hedges are initially reported as a component of other comprehensive income and later classified into earnings in the period in which the hedged item also affects earnings.

The Company entered into an interest rate cap effective May 4, 2005 and paid a premium of $483. The interest rate cap has the effect of placing a ceiling on the interest expense the Company could incur on $172,500 of variable debt indexed to the London Interbank Offered Rate at 6.5% plus the applicable floating spread (2.25% at September 29, 2006) as defined by the Company’s senior secured credit facility agreement. The interest rate cap has been designated by the Company as a cash flow hedge. As of September 29, 2006, the fair value of the interest rate cap was $14, which was recorded in the accompanying condensed consolidated balance sheet in other assets with the reduction in fair value, net of tax, recorded in equity as other comprehensive loss.

Note 7—Significant Changes in Indebtedness

The table below presents significant changes in the amounts of senior subordinated notes and similar debt:

	9.5% Senior Subordinated	Senior Secured Credit Facility
	Notes	Term Loan	Revolver	Total
Balance at March 31, 2006	$320,000	$341,551	$—	$661,551
Payments	(27,968)	(863)	—	(28,831)
Balance at September 29, 2006	$292,032	$340,688	$—	$632,720

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

On June 28, 2006, the Company entered into a second amendment and waiver of the Company’s senior secured credit facility, dated February 11, 2005, as amended on January 9, 2006. The second amendment and waiver provided for a senior secured credit facility of $431,551, representing a $90,000 revolver and a $341,551 outstanding term loan. The Company did not have an outstanding balance on the

DYNCORP INTERNATIONAL LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share data)

revolver on the date of the second amendment and waiver. The maturity date of the amended senior secured credit facility remains unchanged. The second amendment and waiver also does the following, among other things: (i) decreases the interest rate spread applicable to the term loan under the Company’s senior secured credit facility; (ii) permits the Company to request an increase in its revolving credit facility by an aggregate amount of up to $30,000, subject to the Company obtaining commitments from existing and/or new lenders; (iii) increases the amount of capital expenditures permitted under the Company’s senior secured credit facility from $4,000 per fiscal year to $8,000 per fiscal year; (iv) increases the amount of capitalized leases permitted under the Company’s senior secured credit facility; (v) allows for the payment of dividends and the repurchase of the Company’s capital stock in the amount of $10,000, plus, if the leverage ratio (as defined in the senior secured credit facility) is below 3.25:1.00, 25% of excess cash flow (as defined in the senior secured credit facility) for each fiscal year; and (vi) provides for the first excess cash flow payment, as defined by the senior secured credit facility, to commence on the Company’s fiscal year that ends on March 30, 2007.

On September 29, 2006, the Company had $9,892 in outstanding letters of credit.

Note 8—Class B Equity Participation

During fiscal year ended March 31, 2006, certain members of management and the Successor Parent’s outside directors were granted a participating interest in the profits through a plan that granted them Class B interests in an affiliate, DIV Holding LLC. DIV Holding LLC conducts no operations and was established for the primary purpose of holding the equity of the Successor Parent. At September 29, 2006, the aggregate individual grants were approximately 5.2% of the Class B interests of DIV Holding LLC. Pursuant to the terms of the operating agreement governing DIV Holding LLC, the holders of Class B interests are entitled to receive up to 7.5% of all distributions made by DIV Holding LLC after the holders of the Class A interests in DIV Holding LLC have received a return of their invested capital, provided that the holders of the Class A interests have received an 8.0% per annum internal rate of return (compounded annually) on their invested capital. The Class B interests are subject to a five-year vesting schedule with any unvested interest reverting to the holders of Class A interests in the event the Class B interests are forfeited or repurchased. The fair value of the Class B interests granted to certain members of management and the Successor Parent’s outside directors was determined to be $7,625 as of the effective date of each grant. In accordance with SFAS No. 123(R) “Share-Based Payment,” the Company records compensation expense based on the fair value and commensurate with its graded vesting schedules. For the six months ended September 29, 2006, the Company recognized non-cash compensation expense of $999.

Assuming each grant fully vests, the Company will recognize additional non-cash compensation expense as follows:

FY 2007	FY 2008	FY 2009	FY 2010	FY 2011
$991	$1,574	$1,019	$517	$108

DYNCORP INTERNATIONAL LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share data)

Note 9—Commitments, Contingencies and Litigation

Commitments

The Company has operating leases for the use of certain property and equipment. Operating leases are noncancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate property are subject to annual escalations for increases in utilities and property taxes. Lease rental expense amounted to $10,253 and $18,646 for the three months ended September 29, 2006 and September 30, 2005, respectively. Lease rental expense amounted to $32,370 and $20,419 for the six months ended September 29, 2006 and September 30, 2005, respectively.

Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at September 29, 2006 are as follows:

Fiscal Year	Real Estate	Equipment
2007	$1,901	$422
2008	3,465	751
2009	2,432	55
2010	2,186	—
2011	2,186	—
Thereafter	12,023	—
	$24,193	$1,228

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

Litigation

The Company and its subsidiaries and affiliates are involved in various lawsuits and claims that have arisen in the normal course of business. In most cases, the Company has denied, or believes the Company has a basis to deny, liability. The Company has recorded its best estimate of the aggregate liability that will result from these matters and believes that these matters are adequately reserved. While it is not possible to predict with certainty the outcome of litigation, it is the opinion of the Company’s management, based in part upon opinions of counsel, insurance in force and the facts currently known, that liabilities in excess

DYNCORP INTERNATIONAL LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share data)

of those recorded, if any, arising from such matters would not have a material adverse effect on the results of operations, consolidated financial condition or liquidity of the Company over the long term.

In addition, the Company is occasionally the subject of investigations by various agencies of the U.S. government. Such investigations, whether related to U.S. government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. In management’s opinion, there are no outstanding issues of this nature at September 29, 2006 that will have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

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

Note 10—Guarantor/Non-Guarantor Supplemental Data

As of September 29, 2006, the Company had outstanding $292,032 aggregate principal amount of senior subordinated notes. These senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by the following subsidiaries of the Company: (i) DTS Aviation Services LLC; (ii) DynCorp Aerospace Operations LLC; (iii) DynCorp International Services LLC; (iv) Dyn Marine Services LLC; (v) Worldwide Recruiting and Staffing Services LLC (formerly known as DynCorp International of Nigeria LLC); (vi) Dyn Marine Services of Virginia LLC; (vii) Services International LLC; and (viii) Worldwide Humanitarian Services LLC.

DYNCORP INTERNATIONAL LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share data)

The following supplemental condensed consolidating financial statements present:

1.                The Company’s financial position at September 29, 2006 and March 31, 2006, the results of operations for the three and six months ended September 29, 2006 and September 30, 2005, and cash flows for the six months ended September 29, 2006 and September 30, 2005.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share data)

DYNCORP INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
SEPTEMBER 29, 2006
(Unaudited)

	Parent	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$71,440	$5,792	$3,207	$—	$80,439
Receivables, net	387,012	28,789	166	—	415,967
Prepaid expenses and other current assets	42,964	15,369	196	—	58,529
Total current assets	501,416	49,950	3,569	—	554,935
Property and equipment, net	7,301	3,824	436	—	11,561
Other assets:
Goodwill	398,559	21,621	—	—	420,180
Tradename	18,318	—	—	—	18,318
Customer-related intangibles, net	213,543	13,571	—	—	227,114
Other intangibles, net	6,624	315	—	—	6,939
Investment in subsidiaries	15,366	349	—	(15,715)	—
Deferred financing costs, net	15,656	—	—	—	15,656
Other assets	16,562	—	—	—	16,562
Intercompany receivables	3,941	—	29,616	(33,557)	—
Total other assets	688,569	35,856	29,616	(49,272)	704,769
Total assets	$1,197,286	$89,630	$33,621	$(49,272)	$1,271,265
LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$3,450	$—	$—	$—	$3,450
Current portion of other long-term liabilities	301	—	—	—	301
Accounts payable and accrued expenses	141,259	11,384	154	—	152,797
Accrued payroll and employee costs	50,234	10,198	16,261	—	76,693
Other accrued expenses	20,909	18,647	17,053	—	56,609
Income taxes	3,457	685	(403)	—	3,739
Total current liabilities	219,610	40,914	33,065	—	293,589
Long-term debt—less current portion	629,270	—	—	—	629,270
Other long-term liabilities	2,563	—	—	—	2,563
Intercompany payables	—	33,557	—	(33,557)	—
Member’s equity	345,843	15,159	556	(15,715)	345,843
Total liabilities and member’s equity	$1,197,286	$89,630	$33,621	$(49,272)	$1,271,265

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share data)

DYNCORP INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2006
(Unaudited)

	Parent	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$415,586	$59,135	$63,298	$(63,298)	$474,721
Costs of services (excluding depreciation and amortization disclosed below)	368,726	54,486	63,519	(63,298)	423,433
Selling, general and administrative	29,489	1,526	(463)	—	30,552
Depreciation and amortization	11,374	(44)	(118)	—	11,212
Operating income	5,997	3,167	360	—	9,524
Interest expense	14,677	12	—	—	14,689
Loss on joint ventures	123	—	—	—	123
Other income	(401)	(9)	—	—	(410)
Equity in (income) loss of subsidiaries	(3,378)	(54)	—	3,432	—
(Loss) income before income taxes	(5,024)	3,218	360	(3,432)	(4,878)
Provision for income taxes	(1,889)	98	48	—	(1,743)
Net (loss) income	$(3,135)	$3,120	$312	$(3,432)	$(3,135)

DYNCORP INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)

	Parent	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$384,398	$55,231	$56,633	$(56,633)	$439,629
Costs of services (excluding depreciation and amortization disclosed below)	334,535	50,574	56,526	(56,633)	385,002
Selling, general and administrative	18,457	1,245	—	—	19,702
Depreciation and amortization	11,492	—	23	—	11,515
Operating income	19,914	3,412	84	—	23,410
Interest expense	13,855	—	—	—	13,855
Loss on joint ventures	73	—	—	—	73
Other income	(61)	—	—	—	(61)
Equity in (income) loss of subsidiaries	(3,466)	(54)	—	3,520	—
Income before income taxes	9,513	3,466	84	(3,520)	9,543
Provision for income taxes	3,494	—	30	—	3,524
Net income	$6,019	$3,466	$54	$(3,520)	$6,019

DYNCORP INTERNATIONAL LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share data)

DYNCORP INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
FOR THE SIX MONTHS ENDED SEPTEMBER 29, 2006
(Unaudited)

	Parent	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$887,767	$124,638	$129,195	$(129,195)	$1,012,405
Costs of services (excluding depreciation and amortization disclosed below)	778,545	115,818	128,599	(129,195)	893,767
Selling, general and administrative	54,616	3,285	56	—	57,957
Depreciation and amortization	22,298	—	51	—	22,349
Operating income	32,308	5,535	489	—	38,332
Interest expense	29,503	—	—	—	29,503
Loss on debt extinguishment	3,484	—	—	—	3,484
Income on joint ventures	(323)	—	—	—	(323)
Other income	(552)	(8)	—	—	(560)
Equity in (income) loss of subsidiaries	(5,709)	(134)	—	5,843	—
Income before income taxes	5,905	5,677	489	(5,843)	6,228
Provision for income taxes	2,014	226	97	—	2,337
Net income	$3,891	$5,451	$392	$(5,843)	$3,891

DYNCORP INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)

	Parent	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$757,826	$106,858	$104,790	$(104,790)	$864,684
Costs of services (excluding depreciation and amortization disclosed below)	664,059	99,764	104,559	(104,790)	763,592
Selling, general and administrative	36,445	2,415	1	—	38,861
Depreciation and amortization	22,154	—	46	—	22,200
Operating income	35,168	4,679	184	—	40,031
Interest expense	27,684	—	—	—	27,684
Loss on joint ventures	141	—	—	—	141
Interest income	(50)	(4)	—	—	(54)
Equity in (income) loss of subsidiaries	(4,825)	(142)	—	4,967	—
Income before income taxes	12,218	4,825	184	(4,967)	12,260
Provision for income taxes	4,121	—	42	—	4,163
Net income	$8,097	$4,825	$142	$(4,967)	$8,097

DYNCORP INTERNATIONAL LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share data)

DYNCORP INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
FOR THE SIX MONTHS ENDED SEPTEMBER 29, 2006
(Unaudited)

	Parent	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$58,929	$5,283	$8,294	$—	$72,506
Cash flows from investing activities:
Purchases of property and equipment	(1,806)	(865)	—	—	(2,671)
Other assets	(1,749)	—	—	—	(1,749)
Net cash used in investing activities	(3,555)	(865)	—	—	(4,420)
Cash flows from financing activities:
Net transfers from (to) Parent	34,623	(9,374)	(7,344)	—	17,905
Payment on credit facility	(28,831)	—	—	—	(28,831)
Other financing activities	2,706	—	—	—	2,706
Net cash provided by (used in) financing activities	8,498	(9,374)	(7,344)	—	(8,220)
Net increase (decrease) in cash and cash equivalents	63,872	(4,956)	950	—	59,866
Cash and cash equivalents at beginning of period	7,567	10,749	2,257	—	20,573
Cash and cash equivalents at end of period	$71,439	$5,793	$3,207	$—	$80,439

DYNCORP INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)

	Parent	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$77,565	$3,301	$10,906	$—	$91,772
Cash flows from investing activities:
Purchases of property and equipment	(641)	—	(56)	—	(697)
Other assets	(1,272)	—	—	—	(1,272)
Net cash used in investing activities	(1,913)	—	(56)	—	(1,969)
Cash flows from financing activities:
Net transfers from (to) Parent	13,438	(2,980)	(10,458)	—	—
Payments on credit facility	(35,000)	—	—	—	(35,000)
Payments on acquisition debt	(1,725)	—	—	—	(1,725)
Purchase of interest rate cap	(483)	—	—	—	(483)
Net cash used in financing activities	(23,770)	(2,980)	(10,458)	—	(37,208)
Net increase in cash and cash equivalents	51,882	321	392	—	52,595
Cash and cash equivalents at beginning of period	10,531	1,423	1,520	—	13,474
Cash and cash equivalents at end of period	$62,413	$1,744	$1,912	$—	$66,069

DYNCORP INTERNATIONAL LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share data)

Note 11—Segment Information

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

The Company’s ITS operating segment primarily provides outsourced law enforcement training, drug eradication, global logistics, base operations and personal and physical security services to government and commercial customers in foreign jurisdictions. The ITS operating segment has witnessed strong growth as a result of the U.S. government’s trend toward outsourcing critical related functions. In February 2004, as part of the Department of State’s outsourced law enforcement training in the Middle East, the Company was awarded a new Civilian Police contract, which expanded the existing Civilian Police program in place since 1994. As of September 29, 2006, the Company had deployed civilian police officers from the United States to two countries to train and offer logistics support to the local police and assist them with infrastructure and reconstruction.

The DynCorp International Home Office component represents assets not included in a reporting segment and is primarily comprised of the following: (i) severance-related costs; (ii) bonuses paid to certain members of management related to our Successor Parent’s Equity Offering; (iii) deferred compensation expense related to the Class B equity interest; and (iv) income or loss from joint ventures.

DYNCORP INTERNATIONAL LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share data)

The table below presents selected financial information for the respective periods, for the two reportable segments and for financial items that cannot be allocated to either operating segment:

	Field Technical Services	International Technical Services	DynCorp International Home Office	Total
For the Three Months Ended September 29, 2006:
Revenues	$165,450	$309,271	$—	$474,721
Earnings before interest and taxes	2,450	12,276	(4,915)	9,811
Depreciation and amortization	2,972	7,867	1,276	12,115
For the Three Months Ended September 30, 2005:
Revenues	$172,919	$266,710	$—	$439,629
Earnings before interest and taxes	7,097	18,566	(2,265)	23,398
Depreciation and amortization	2,915	8,072	735	11,722

	Field Technical Services	International Technical Services	DynCorp International Home Office	Total
For the Six Months Ended September 29, 2006:
Revenues	$348,191	$664,214	$—	$1,012,405
Earnings before interest and taxes	7,172	38,176	(6,133)	39,215
Depreciation and amortization	5,978	15,502	2,035	23,515
Assets	317,963	834,996	118,306	1,271,265
For the Six Months Ended September 30, 2005:
Revenues	$342,371	$522,313	$—	$864,684
Earnings before interest and taxes	14,775	28,747	(3,578)	39,944
Depreciation and amortization	5,837	15,635	1,144	22,616

The Company evaluates segment performance based primarily on the non-GAAP measure of earnings before interest and taxes (“EBIT”), which includes the effects of corporate expense allocations. EBIT is a non-GAAP measure that includes operating income, interest income and income (loss) from joint ventures. Items that the Company does not include in EBIT are financing costs, including interest expense and income taxes, each of which the Company evaluates on a consolidated level. The Company’s management believes EBIT is a useful measurement of the Company’s performance because it provides information that can be used to evaluate the effectiveness of the Company’s business from an operational perspective, exclusive of the costs to finance those activities and exclusive of income taxes, neither of which is directly relevant to the efficiency of those operations.

DYNCORP INTERNATIONAL LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share data)

EBIT should not be considered an alternative to, or a more meaningful indicator of the Company’s operating performance than, operating income or net income as determined in accordance with GAAP. In addition, EBIT may not be comparable to a similarly titled measure of another company. A reconciliation of earnings before interest and taxes to net income is as follows:

	For the Three Months Ended		For the Six Months Ended
	Sept. 29, 2006	Sept. 30, 2005	Sept. 29, 2006	Sept. 30, 2005
Earnings before interest and taxes	$9,811	$23,398	$39,215	$39,944
Interest expense	14,689	13,855	29,503	27,684
Loss on debt extinguishment	—	—	3,484	—
Income tax (benefit) provision	(1,743)	3,524	2,337	4,163
Net (loss) income	$(3,135)	$6,019	$3,891	$8,097

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

Overview

Company Background

We provide specialized mission-critical outsourced technical services to civilian and military government agencies. Our specific global expertise is in law enforcement training and support, security services, base operations and aviation services and operations. We also provide logistics support for all of our services. Our predecessors have provided services to numerous U.S. government departments and agencies since 1951. We operated as a separate subsidiary of Computer Sciences Corporation from March 2003 until February 2005. On February 11, 2005, Computer Sciences Corporation and DynCorp sold our Company to DynCorp International Inc., a newly formed entity controlled by Veritas Capital (the “2005 Acquisition”).

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

New orders represent new contracts, or additional work added under the existing contracts, received during the periods presented below.

The following table sets forth our contracted backlog and new orders (dollars in millions) as of the dates indicated:

	Sept. 30, 2005	March 31, 2006	Sept. 29, 2006
Funded backlog	$1,178	$1,024	$886
Unfunded backlog	1,797	1,617	1,839
Total backlog	$2,975	$2,641	$2,725

New orders represent new contracts, or additional work added under existing contracts, received during the periods presented below (dollars in millions).

	For the Six Months Ended Sept. 30, 2005	Fiscal Year Ended March 31, 2006	For the Six Months Ended Sept. 29, 2006
New orders	$1,799	$2,568	$1,096

Estimated Remaining Contract Value

The following table sets forth our estimated remaining contract value (dollars in millions) as of the dates indicated:

	For the Six Months Ended Sept. 30, 2005	Fiscal Year Ended March 31, 2006	For the Six Months Ended Sept. 29, 2006
Estimated remaining contract value	$5,864	$5,727	$5,658

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

Results of Operations

The following table (dollars in thousands) sets forth, for the periods indicated, our historical results of operations:

	For the Three Months Ended				For the Six Months Ended
	Sept. 29, 2006	% of Revenue	Sept. 30, 2005	% of Revenue	Sept. 29, 2006	% of Revenue	Sept. 30, 2005	% of Revenue
Revenues:
International Technical Services	$309,271	65.1%	$266,710	60.7%	$664,214	65.6%	$522,313	60.4%
Field Technical Services	165,450	34.9	172,919	39.3	348,191	34.4	342,371	39.6
Total revenues	474,721	100.0%	439,629	100.0%	1,012,405	100.0%	$864,684	100.0%
Costs of services (excluding depreciation and amortization disclosed below)	423,433	89.2	385,002	87.6	893,767	88.3	763,592	88.3
Selling, general and administrative expenses	30,552	6.4	19,702	4.5	57,957	5.7	38,861	4.5
Depreciation and amortization	11,212	2.4	11,515	2.6	22,349	2.2	22,200	2.6
Total costs and expenses	465,197	98.0	416,219	94.7	974,073	96.2	824,653	95.4
Interest expense	14,689	3.1	13,855	3.2	29,503	2.9	27,684	3.2
Loss on debt extinguishment and preferred stock	—	—	—	—	3,484	0.3	—	—
Loss (income) from joint ventures	123	0.0	73	0.0	(323)	0.0	141	0.0
Interest income	(410)	(0.1)	(61)	0.0	(560)	(0.1)	(54)	0.0
Loss (income) before income taxes	(4,878)	(1.0)	9,543	2.1	6,228	0.7	12,260	1.4
Income tax (benefit) provision	(1,743)	(0.4)	3,524	0.8	2,337	0.2	4,163	0.5
Net (loss) income	$(3,135)	(0.6)%	$6,019	1.3%	$3,891	0.5%	$8,097	0.9%

Three Months Ended September 29, 2006 Compared To Three Months Ended September 30, 2005

Consolidated

Revenues.   Total revenues increased from $439.6 million for the three months ended September 30, 2005 to $474.7 million for the three months ended September 29, 2006, an increase of $35.1 million or 8.0%. For the three months ended September 29, 2006 and September 30, 2005, approximately 42%, 36% and 22% and approximately 27%, 40% and 33% of our revenues were derived from fixed-price, time-and-materials, and cost-reimbursement contracts, respectively.

Revenues from our ITS segment increased from $266.7 million for the three months ended September 30, 2005 to $309.3 million for the three months ended September 29, 2006, an increase of $42.6 million or 16.0%. The International Narcotics and Law Enforcement Air-Wing (“Air-Wing”) program increased $30.6 million. The Department of State awarded our current contract under the Air-Wing program during May 2005. As part of the new contract, we successfully transitioned many of the activities under this program from cost-reimbursement to fixed-price. The factors contributing to higher revenues include increased eradication efforts in South America, combined with increased activity in Afghanistan supporting the ground eradication effort under the Air-Wing program. Our Civilian Police program contributed $15.8 million to the increase in revenues. The Civilian Police program benefited from an increased number of international police liaison officers deployed in Iraq and Afghanistan, compared to the three months ended September 30, 2005. The Logistics Support programs revenue increased by $11.2 million, compared to the three months ended September 30, 2005. The increase within the Logistics Support programs was primarily due to the added work under the Africa Peacekeeping contract with the Department of State. Partially offsetting the factors contributing to the increased ITS segment revenue was a reduction in services under the Worldwide Personal Protective Services program. We lost four task orders under which we provided personal security services in Israel, Haiti, Afghanistan and central Iraq. The lost task orders decreased revenues for the three months ended September 29, 2006 by $10.0 million, when compared to the three months ended September 30, 2005.

Revenues from our FTS segment decreased from $172.9 million for the three months ended September 30, 2005 to $165.5 million for the three months ended September 29, 2006, a decrease of $7.4 million or 4.3%. The FTS decrease was primarily driven by the following: (i) decreased Global Air Traffic Management avionics modifications under the Life Cycle Contractor Support program of $3.4 million; (ii) a decrease in the U.S. government funding for the Army Prepositioned Stocks Afloat program of $5.9 million; and (iii) the ending of the Fort Hood contract under the Domestic Aviation program in July 2006, which contributed a decrease of $8.1 million. Partially offsetting the factors contributing to the decrease was an increased level of effort under the Contract Field Team program for the maintenance and repair of military assets returning from Iraq and Afghanistan of $4.8 million.

Costs of services.   Costs of services are comprised of direct labor, direct material, subcontractor costs, other direct costs and overhead. Other direct costs include travel, supplies and other miscellaneous costs. Costs of services increased from $385.0 million for the three months ended September 30, 2005 to $423.4 million for the three months ended September 29, 2006, an increase of $38.4 million or 10.0%. As a percentage of revenue, costs of services increased from 87.6% in the three months ended September 30, 2005 to 89.2% for the three months ended September 29, 2006. A factor contributing to the increase as a percentage of revenue was recognizing operating costs in excess of contract funding to complete a base camp in Iraq for the Department of State under the Worldwide Personal Protective Services program. This factor contributed to an increase of 1.1% to the costs of services as a percentage of revenue. Further contributing to the increase was the suspension of a security contract with a customer in Saudi Arabia, which contributed an additional 1.5% to costs of services as a percentage of revenue for the three months ended September 29, 2006, compared to the three months ended September 30, 2005.

Selling, general and administrative expenses.   Selling, general and administrative expenses primarily relate to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing and business development. Selling, general and administrative expenses for the three months ended September 30, 2005 were $19.7 million and increased to $30.6 million for the three months ended September 29, 2006, an increase of $10.9 million or 55.3%. In addition, as a percentage of revenue, selling, general and administrative expenses increased from 4.5% for the three months ended September 30, 2005 to 6.4% for the three months ended September 29, 2006. Factors contributing to higher selling, general and administrative expenses for the three months ended September 29, 2006 include: (i) an increase of $4.7 million in severance-related costs from the departure of senior executives; (ii) an increase of $2.7 million in segment general and administrative costs necessary to support the growth of our segments, primarily ITS; (iii) an increase of $1.8 million in corporate administrative costs, primarily the result of developing these functions as an independent company; and (iv) an increase of $1.7 million in business development costs. Offsetting the increase in selling, general and administrative expenses was a benefit of $2.3 million related to a reduction in bad debt expense.

Depreciation and amortization.   Depreciation and amortization decreased slightly from $11.5 million for the three months ended September 30, 2005 to $11.2 million for the three months ended September 29, 2006, a decrease of $0.3 million or 2.6%.

Interest expense.   Interest expense increased from $13.9 million for the three months ended September 30, 2005 to $14.7 million for the three months ended September 29, 2006. Interest expense includes interest costs applicable to the quarter as well as amortization of deferred financing fees. The increase in interest expense is due to the increase in variable interest rates, compared to the three months ended September 30, 2005, despite having a lower outstanding average balance during the three months ended September 29, 2006. Our average interest rate on the senior secured credit facility for the three months ended September 29, 2006 was 8.0% compared with 6.5% for the three months ended September 30, 2005.

Income tax expense.   We had an income tax benefit for the three months ended September 29, 2006 of $1.7 million, which is a decrease of $5.2 million from income tax expense of $3.5 million for the three months ended September 30, 2005. The decrease is primarily the result of reduced income before tax as compared to the three months ended September 30, 2005.

Results by Segment

We evaluate segment performance based primarily on the non-GAAP measure of EBIT, which includes the effects of corporate expense allocations. EBIT is a non-GAAP measure that includes operating income, other income and income (loss) from joint ventures. Items that we do not include in EBIT are financing costs, including interest expense and income taxes, each of which we evaluate on a consolidated level. We believe EBIT is a useful measurement of our performance because it provides information that can be used to evaluate the effectiveness of our businesses from an operational perspective, exclusive of the costs to finance those activities and exclusive of income taxes, neither of which is directly relevant to the efficiency of those operations.

EBIT should not be considered an alternative to, or a more meaningful indicator of our operating performance than, operating income or net income as determined in accordance with GAAP. In addition, our EBIT may not be comparable to a similarly titled measure of another company.

The following table (dollars in thousands) sets forth earnings before interest and taxes for our ITS and FTS operating segments, both in dollars and as a percentage of segment specific revenue, for the three months ended September 29, 2006, compared to the three months ended September 30, 2005.

	For the Three Months Ended
	September 29, 2006		September 30, 2005
Earnings before interest and taxes
International Technical Services	$12,276	4.0%	$18,566	7.0%
Field Technical Services	2,450	1.5%	7,097	4.1%
Other(1)	(4,915)	NA	(2,265)	NA
Consolidated	$9,811	2.1%	$23,398	5.3%

(1)                For the three months ended September 29, 2006, other consists of: (i) severance costs; (ii) joint venture income or loss; and (iii) compensation expense related to Class B equity participation not allocated to a specific segment. For the three months ended September 30, 2005, other primarily consists of joint venture income or loss and management retention bonuses not allocated to a specific segment.

International Technical Services

Earnings before interest and taxes.   Earnings before interest and taxes for the three months ended September 29, 2006 were $12.3 million, a decrease of $6.3 million, or 33.9%, from $18.6 million for the three months ended September 30, 2005. The ITS decrease was primarily driven by the following: (i) costs in excess of contract funding to complete the construction of a base camp in Iraq for the Department of State; (ii) charges related to the suspension of a security contract with a customer located in Saudi Arabia; (iii) lower profitability from our Worldwide Personal Protection Services programs due to lost task orders in Israel, Haiti, Afghanistan and central Iraq and (iv) increased general and administrative costs of $2.4 million necessary to support the growth of the segment, corporate administrative and business development costs, net of $1.9 million related to a reduction in bad debt expense. Partially offsetting the factors contributing to lower earnings before interest in taxes was improved profitability on our Civilian Police and Air-Wing programs. Our Civilian Police program benefited from an increased number of international police liaison officers deployed in both Iraq and Afghanistan. Our Air-Wing program benefited from increased aerial eradication efforts predominantly in South America. Earnings before interest and taxes as a percentage of revenue for the three months ended September 29, 2006 and September 30, 2005 was 4.0% and 7.0%, respectively.

Field Technical Services

Earnings before interest and taxes.   Earnings before interest and taxes for the three months ended September 29, 2006 were $2.5 million, a decrease of $4.6 million, or 64.8%, from $7.1 million for the three months ended September 30, 2005. The FTS decrease was primarily driven by the following: (i) higher operating losses from delivering services to the U.S. Army under the Life Cycle Contractor Support program; (ii) higher operating losses related to operational issues in executing the cost structure outlined in the original proposal for our AH-1/UH-1 services; (iii) the ending of our Fort Hood contract within our Domestic Aviation programs; and (iv) increased general and administrative costs of $5.6 million necessary to support the growth of the segment, corporate administrative and business development costs. Partially offsetting the factors contributing to lower earnings before interest and taxes was improved profitability on our Contract Field Teams program. This program benefited from maintenance and repair activities performed on military assets returning from Iraq and Afghanistan. Earnings before interest and taxes as a percentage of revenue for the three months ended September 29, 2006 was 1.5% compared to 4.1% for the three months ended September 30, 2005.

Six Months Ended September 29, 2006 Compared To Six Months Ended September 30, 2005

Consolidated

Revenues.   Total revenues increased from $864.7 million for the six months ended September 30, 2005 to $1,012.4 million for the six months ended September 29, 2006, an increase of $147.7 million or 17.1%. For the six months ended September 29, 2006 and September 30, 2005, approximately 42%, 36% and 22% and approximately 27%, 40% and 33% of our revenues were derived from fixed-price, time-and-materials, and cost-reimbursement contracts, respectively.

Revenues from our ITS segment increased from $522.3 million for the six months ended September 30, 2005 to $664.2 million for the six months ended September 29, 2006, an increase of $141.9 million or 27.2%. The Air-Wing program increased $69.8 million. The Department of State awarded our current contract under the Air-Wing program during May 2005. As part of the new contract, we successfully transitioned many of the activities under this program from cost-reimbursement to fixed-price. The factors contributing to higher revenues include increased eradication efforts in South American, combined with increased activity in Afghanistan supporting the ground eradication effort under the Air-Wing program. Our Civilian Police program contributed $54.4 million to the increase in revenues. The Civilian Police program benefited from an increased number of international police liaison officers deployed in Iraq and Afghanistan, compared to the six months ended September 30, 2005. In addition, while supporting the Iraq effort, we benefited from operations and maintenance support efforts, as well as additional procurement activities. The Logistics Support programs revenue increased by $29.7 million, compared to the six months ended September 30, 2005. The increase within the Logistics Support programs is primarily due to the added work under the Africa Peacekeeping contract with the Department of State. The factors contributing to increased revenues were partially offset by a reduction in services under the Worldwide Personal Protective Services program. We lost four task orders under which we provided personal security services in Israel, Haiti, Afghanistan and central Iraq. The lost task orders contributed to a decrease in revenues for the six months ended September 29, 2006 of $35.6 million, compared to the six months ended September 30, 2005.

Revenues from our FTS segment increased from $342.4 million for the six months ended September 30, 2005 to $348.2 million for the six months ended September 29, 2006, an increase of

$5.8 million or 1.7%. The FTS increase was primarily driven by an increase in personnel and level of effort under the Contract Field Team program of $13.2 million and increased Global Air Traffic Management avionics modifications under the Life Cycle Contractor Support program of $4.4 million. Partially offsetting the factors contributing to higher revenue was the Army Prepositioned Stocks Afloat program, which decreased by $11.2 million mainly due to the U.S. government reducing its funding. In addition, the Fort Hood contract under the Domestic Aviation program ended in July 2006, which resulted in a $8.6 million decrease in revenues.

Costs of services.   Costs of services are comprised of direct labor, direct material, subcontractor costs, other direct costs and overhead. Other direct costs include travel, supplies and other miscellaneous costs. Costs of services increased from $763.6 million for the six months ended September 30, 2005 to $893.8 million for the six months ended September 29, 2006, an increase of $130.2 million or 17.1%. Despite recognizing operating costs in excess of contract funding to complete a base camp in Iraq in the second quarter of 2007 and the suspension of the ARAMCO security contract with a customer in Saudi Arabia, costs of services as a percentage of revenue remained the same at 88.3% for the six months ended September 29, 2006 and the six months ended September 30, 2005. Factors that contributed to maintaining the percent to revenue were as follows: (i) continued strong performance of fixed-price task orders under the Civilian Police and Air-Wing programs; and (ii) improved contract mix result from a larger proportion of higher-margin fixed-price and time-and-materials contracts as opposed to lower-margin cost-reimbursement contracts.

Selling, general and administrative expenses.   Selling, general and administrative expenses primarily relate to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing and business development. Selling, general and administrative expenses for the six months ended September 30, 2005 were $38.9 million and increased to $58.0 million for the six months ended September 29, 2006, an increase of $19.1 million or 49.1%. In addition, as a percentage of revenue, selling, general and administrative expenses increased from 4.5% for the six months ended September 30, 2005 to 5.7% for the six months ended September 29, 2006. Factors contributing to higher selling, general and administrative expenses for the six months ended September 29, 2006 include: (i) an increase of $4.7 million in severance-related costs from the departure of senior executives; (ii) $0.8 million increase for bonuses paid to certain members of management related to our Successor Parent’s Equity Offering; (iii) an increase of $4.8 million in segment general and administrative costs necessary to support the growth of our segments, primarily ITS; (iv) an increase of $5.3 million in corporate administrative costs, primarily the result of developing these functions as an independent company; and (v) an increase of $4.3 million in business development costs. Offsetting the increase in selling, general and administrative expenses was a benefit of $4.5 million related to a reduction in bad debt expense.

Depreciation and amortization.   Depreciation and amortization increased from $22.2 million for the six months ended September 30, 2005 to $22.3 million for the six months ended September 29, 2006, an increase of $0.1 million or 0.5%.

Interest expense.   Interest expense increased from $27.7 million for the six months ended September 30, 2005 to $29.5 million for the six months ended September 29, 2006. Interest expense includes interest costs applicable to the six months as well as amortization of deferred financing fees. The increase in interest expense is due to the increase in variable interest rates, compared to the six months ended September 30, 2005, despite having a lower outstanding average balance during the six months ended September 29, 2006. Our average interest rate on the senior secured credit facility for the six months ended September 29, 2006 was 7.9% compared with 6.4% for the six months ended September 30, 2005.

Loss on debt extinguishment.   In conjunction with our Successor Parent’s Equity Offering in May 2006, we incurred: (i) a premium of $2.7 million related to the redemption of a portion of our senior subordinated notes; and (iii) the write-off of $0.8 million in deferred financing costs associated with the early retirement of a portion of our senior subordinated notes.

Income tax expense.   We had income tax expense for the six months ended September 29, 2006 of $2.3 million, which is a decrease of $1.9 million from income tax expense of $4.2 million for the six months ended September 30, 2005. The decrease is primarily the result of reduced income before tax as compared to the six months ended September 30, 2005.

Results by Segment

We evaluate segment performance based primarily on the non-GAAP measure of EBIT, which includes the effects of corporate expense allocations. EBIT is a non-GAAP measure that includes operating income, other income and income (loss) from joint ventures. Items that we do not include in EBIT are financing costs, including interest expense and income taxes, each of which we evaluate on a consolidated level. We believe EBIT is a useful measurement of our performance because it provides information that can be used to evaluate the effectiveness of our businesses from an operational perspective, exclusive of the costs to finance those activities and exclusive of income taxes, neither of which is directly relevant to the efficiency of those operations.

EBIT should not be considered an alternative to, or a more meaningful indicator of our operating performance than, operating income or net income as determined in accordance with GAAP. In addition, our EBIT may not be comparable to a similarly titled measure of another company.

The following table (dollars in thousands) sets forth earnings before interest and taxes for our ITS and FTS operating segments, both in dollars and as a percentage of segment specific revenue, for the six months ended September 29, 2006, compared to the six months ended September 30, 2005.

	For the Six Months Ended
	September 29, 2006		September 30, 2005
Earnings before interest and taxes
International Technical Services	$38,176	5.7%	$28,747	5.5%
Field Technical Services	7,172	2.1%	14,775	4.3%
Other(1)	(6,133)	NA	(3,578)	NA
Consolidated	$39,215	3.9%	$39,944	4.6%

(1)                For the six months ended September 29, 2006, other consists of: (i) severance costs; (ii) joint venture income or loss; and (iii) compensation expense related to Class B equity participation not allocated to a specific segment. For the six months ended September 30, 2005, other primarily consists of joint venture income or loss and management retention bonuses not allocated to a specific segment.

International Technical Services

Earnings before interest and taxes.   Earnings before interest and taxes for the six months ended September 29, 2006 were $38.2 million, an increase of $9.5 million, or 33.1%, from $28.7 million for the six months ended September 30, 2005. The ITS increase was primarily driven by the following: (i) strong performance on fixed-price task orders under the Civilian Police and Air-Wing programs; and (ii) improved contract mix resulting from a larger proportion of higher-margin fixed-price and time-and-materials contracts as opposed to lower-margin cost-reimbursement contracts. Partially offsetting the factors contributing to higher earnings before interest and taxes were the following: (i) costs in excess of contract funding to complete the construction of a base camp in Iraq for the Department of State; (ii) charges related to the suspension of a security contract with a customer located in Saudi Arabia; (iii) lower profitability from our Worldwide Personal Protection Services programs due to lost task orders in Israel, Haiti, Afghanistan and central Iraq; and (iv) increased general and administrative costs of $6.2 million necessary to support the growth of the segment, corporate administrative and business development costs, net of $4.2 million related to a reduction in bad debt expense. Earnings before interest and taxes as a percentage of revenue for the six months ended September 29, 2006 and September 30, 2005 was 5.7% and 5.5%, respectively.

Field Technical Services

Earnings before interest and taxes.   Earnings before interest and taxes for the six months ended September 29, 2006 were $7.2 million, a decrease of $7.6 million, or 51.4%, from $14.8 million for the six months ended September 30, 2005. The FTS decrease was primarily driven by the following: (i) higher operating losses from delivering services to the U.S. Army under the Life Cycle Contractor Support program; (ii) higher operating losses related to operational issues in executing the cost structure outlined in the original proposal for our AH-1/UH-1 services; and (iii) increased general and administrative costs of $9.2 million necessary to support the growth of the segment, corporate administrative and business development costs.. Partially offsetting the factors contributing to lower earnings before interest and taxes was improved profitability on our Contract Field Teams program. This program has benefited from maintenance and repair activities performed on military assets returning from Iraq and Afghanistan. Earnings before interest and taxes as a percentage of revenue for the six months ended September 29, 2006 was 2.1% compared to 4.3% for the six months ended September 30, 2005.

Liquidity and Capital Resources

The following table sets forth cash flow data for the periods indicated therein (dollars in thousands):

	For the Six Months Ended
	September 29, 2006	September 30, 2005
Net cash provided by operating activities	$72,506	$91,772
Net cash used in investing activities	(4,420)	(1,969)
Net cash used in financing activities	(8,220)	(37,208)

Cash Flows

Operating Activities.   Cash and cash equivalents as of September 29, 2006 were $80.4 million compared to $66.1 million as of September 30, 2005. Net cash provided by operating activities for the six months ended September 29, 2006 was $72.5 million, while net cash provided by operating activities for the six months ended September 30, 2005 was $91.8 million. The six months ended September 29, 2006 benefited from lower accounts receivable balances. In addition, during the six months ended September 29, 2006, operating cash flow benefited from accounts payable and accrued liability activities related to the timing of payroll processing, timing of interest payments and customer advances. The timing for payroll processing, interest payments and customer advances can vary from quarter to quarter. Another factor impacting operating cash flow during the six months ended September 29, 2006 included the payment of special cash bonuses subsequent to our Successor’s Parent Equity Offering of $3.125 million in the aggregate to our executive officers and certain other members of management. These bonuses rewarded management for their efforts in connection with the successful consummation of our Successor’s Parent Equity Offering. Operating cash flow for the six months ended September 29, 2005 reflected high cash collections, which resulted in a $98.2 million source of cash. Partially off setting the collection activity was significant vendor payments. Trade accounts payable increased during the period leading up to the 2005 Acquisition only to result in payment during the six months ended September 30, 2005.

Investing Activities.   Net cash used in investing activities was $4.4 million and $2.0 million for the six months ended September 29, 2006 and September 30, 2005, respectively. For the six months ended September 29, 2006 and September 30, 2005, the primary use of cash was to purchase property and equipment.

Financing Activities.   Net cash used in financing activities was $8.2 million and $37.2 million for the six months ended September 29, 2006 and September 30, 2005, respectively. The cash used in financing activities during the six months ended September 29, 2006 included: (i) net proceeds from Successor Parent of $17.9 million; (ii) partial redemption of senior subordinated notes of $28.8 million, including accrued interest and (iii) other financing activities of $2.7 million. The cash used in financing activities during the six months ended September 30, 2005 was due to the $35.0 million repayment of borrowings under our revolving credit facility, the $1.7 million scheduled repayment of our bank note borrowings and the $0.5 million purchase of an interest rate cap that limits our exposure to upward movements in variable rate debt.

Based on our current level of operations, we believe our cash flow from operations and our available borrowings under our senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months. However, servicing our indebtedness will require a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control and we cannot be assured that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our senior secured credit facility in an amount sufficient to enable us to repay our indebtedness, including the senior subordinated notes, or to fund our other liquidity needs.

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

Debt and Other Obligations

As of September 29, 2006, we had $632.7 million of indebtedness, including the senior subordinated notes and excluding interest accrued thereon, of which $340.7 million was secured. On the same date, we had approximately $80.1 million available under our senior secured credit facility. This figure gives effect to $9.9 million in outstanding letters of credit, which reduced our availability by that amount.

Our senior secured credit facility contains financial covenants, including a minimum interest coverage ratio and a maximum total debt to EBITDA ratio, and places certain restrictions on our ability to make capital expenditures. These financial ratios include a minimum interest coverage ratio and a leverage ratio. The interest coverage ratio is the ratio of EBITDA (as defined in our senior revolving credit facility) to cash interest expense for trailing quarters. The minimum interest coverage ratio increases from 2:1 to 3.20:1.00 during the term of the senior secured credit facility. The maximum leverage coverage ratio decreases from 6:1 to 3:1 during the term of the senior secured credit facility. The current leverage coverage ratio is 5.5 to 1.0. The senior secured credit facility also restricts the maximum amount of our capital expenditures during each year of the senior secured credit facility. Capital expenditures are expenditures that are required by GAAP to be included in the “purchase of property and equipment.”  Our senior secured credit facility is secured by substantially all of our assets and the assets of our domestic subsidiaries, by a pledge of all of the capital stock of our domestic subsidiaries and by 65% of the capital stock of our first tier foreign subsidiaries. The initial borrowings thereunder are subject to customary closing conditions.

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

On June 28, 2006, the Company entered into a second amendment and waiver of our senior secured facility, dated February 11, 2005. The second amendment and waiver provided for a senior secured credit facility of $431.6 million, representing a $90.0 million revolver and a $341.6 million outstanding term loan. The Company did not have an outstanding balance on the revolver on the date of the second amendment and waiver. The maturity date of the amended term loan remains unchanged. The second amendment and waiver also does the following, among other things: (i) decreases the interest rate applicable to the term loan under our senior secured credit facility; (ii) permits us to request an increase in our revolving credit facility by an aggregate amount of up to $30.0 million, subject to the Company obtaining commitments from existing and/or new lenders; (iii) increases the amount of capital expenditures permitted under our senior secured credit facility from $4.0 million per fiscal year to $8.0 million per fiscal year; (iv) increases the amount of capitalized leases permitted under our senior secured credit facility; (v) allows for the payment of dividends and the repurchase of our capital stock in the amount of $10.0 million plus, if our leverage ratio (as defined in our senior secured credit facility) is below 3.25:1.00, 25% of our excess cash flow (as defined in our senior secured credit facility) for each fiscal year; and (vi) provides for the first excess cash flow payment, as defined by the senior secured credit facility, to commence on our fiscal year that ends on March 30, 2007.

Other Long-Term Liabilities

Other long-term liabilities represent $2.9 million of tenant improvement concessions pertaining to the Company’s lease of one of its facilities. The lease will be amortized over the life of the lease as prescribed by SFAS No. 13, “Accounting for Leases,” and FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases.”

Off-Balance Sheet Arrangements

As of September 29, 2006, other than the operating leases discussed above, we had no off-balance sheet arrangements.

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

Many of our contracts are time-and-materials or fixed hourly/daily rate contracts. For these contracts, revenue is recognized each month based on actual hours/days charged to the program during that month multiplied by the fixed hourly/daily rate in the contract for the type of labor charged. Any material or other direct charges are recognized as revenue based on the actual direct cost plus Defense Contract Management Agency-approved indirect rates.

Cost-reimbursement type contracts can be either cost plus fixed fee, or cost plus award fee. Revenue recognition for these two contract types is very similar. In both cases, revenue is based on actual direct cost plus Defense Contract Management Agency-approved indirect rates. In the case of cost plus fixed fee, the fixed fee is recognized based on the ratio of the fixed fee for the contract to the total estimated cost of the contract. In the case of cost plus award fee contracts, the fee is made up of two components, base fee and award fee. Base fee is recognized in the same manner as the fee on cost plus fixed fee contracts. The award fee portion is recognized based on an average of the last two award fee periods or award experience for similar contracts for new contracts that lack specific experience.

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

The value assigned to the 2005 Acquisition goodwill equaled the amount of the purchase price in excess of the sum of the amounts assigned to the identifiable acquired assets, both tangible and intangible, less liabilities assumed. At September 29, 2006, we had goodwill of $420.2 million and identifiable intangible assets of $252.4 million.

Goodwill and Intangible Impairment

We review goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We also review goodwill annually, during our fourth quarter, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill be tested, at a minimum, annually for each reporting unit using a two-step process. A reporting unit is an operating segment, as defined in paragraph 10 of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” or a component of an operating segment. The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. Management judgments include, but are not limited to, estimates for future sales, operating income, depreciation and amortization, income tax payments, working capital changes and capital expenditures, as well as expected growth rates for cash flows and long-term interest rates. The first step of the process consists of estimating the fair value of each of the reporting units based on a discounted cash flow model and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s identifiable assets and liabilities from its estimated fair value calculated in step one. The impairment charge, if any, would represent the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of its goodwill. A decline in estimated fair value of a reporting unit could result in an impairment charge to goodwill, which could have a material adverse effect on our business, financial condition and results of operations. We completed our impairment analysis of goodwill as of February 24, 2006, noting no indications of impairment for any of our reporting units. During the three months ended September 29, 2006, we recognized an impairment of approximately $0.6 million related to a customer-related intangible for a loss of a contract in Saudi Arabia.

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

Accounting for Income Taxes

Realization of our deferred tax assets is primarily dependent on future U.S. taxable income. SFAS No. 109, “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. As a result of recent U.S. operating results together with the Company’s forecasts of future pretax operating results, we believe that net deferred tax assets in the amount of $18.9 million are realizable based on the “more likely than not” standard required for recognition.

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

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB No. 108 is effective as of the end of fiscal 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of April 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. We are currently evaluating the impact SAB No. 108 will have on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The requirements of FIN 48 are effective for fiscal periods beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated financial statements.

On May 18, 2006, the State of Texas passed a bill replacing the current franchise tax with a new margin tax that will go into effect on January 1, 2008. We estimate that the new margin tax will not have a significant impact on tax expense or deferred tax assets and liabilities.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 provides guidance on the accounting for, and reporting of, accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting such a change when retrospective application is impracticable. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of SFAS No. 154 did not have any effect on our consolidated financial statements.

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

(b) Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that have occurred during our fiscal quarter ended September 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(A)
3.2	Amendment No. 1 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(B)
3.3	Amendment No. 2 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(C)
3.4	Amendment No. 3 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(D)
3.5	Amendment No. 4 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(E)
10.1	Employment Agreement effective as of July 17, 2006 between DynCorp International LLC and Herbert J. Lanese	(E)
10.2	Consulting Services Agreement effective as of September 1, 2006 by and between DynCorp International LLC and General Anthony C. Zinni	(F)

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith.

(A)       Previously filed as an exhibit to DynCorp International LLC’s Registration Statement on Form S-4/A (Reg. No. 333-127343), filed with the SEC on September 27, 2005 and incorporated herein by reference.

(B)        Previously filed as an exhibit to DynCorp International Inc.’s Amendment No. 2 to Form S-1 (Reg. No. 333-128637), filed with the SEC on November 30, 2005 and incorporated herein by reference.

(C)        Previously filed as an exhibit to DynCorp International Inc.’s Amendment No. 3 to Form S-1 (Reg. No. 333-128637), filed with the SEC on March 27, 2006 and incorporated herein by reference.

(D)       Previously filed as an exhibit to DynCorp International Inc.’s Form 10-K, filed with the SEC on June 29, 2006 and incorporated herein by reference.

(E)        Previously filed as an exhibit to DynCorp International Inc.’s Form 8-K, filed with the SEC on July 19, 2006 and incorporated herein by reference.

(F)         Previously filed as an exhibit to DynCorp International Inc.’s Form 8-K, filed with the SEC on September 18, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNCORP INTERNATIONAL LLC
Date: November 13, 2006
/s/ MICHAEL J. THORNE
Name:	Michael J. Thorne
Title:	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and Duly Authorized Officer)