Form 10-K
period 2007-03-30
DynCorp International LLC
filed 2007-06-20
CIK 1333142

Use these links to rapidly review the document
DYNCORP INTERNATIONAL LLC TABLE OF CONTENT
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 333-127343

DYNCORP INTERNATIONAL LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2287126 (I.R.S. Employer Identification No.)
3190 Fairview Park Drive, Suite 700, Falls Church, Virginia 22042 (571) 722-0210 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A common stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.    Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

        The registrant has one class of member units. As of June 4, 2007, DynCorp International Inc. held 100% of the member units.

        DynCorp International LLC meets the conditions set forth in General Instructions (I) (1) (a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.

Documents Incorporated by Reference

None

DYNCORP INTERNATIONAL LLC
TABLE OF CONTENT

PART I

ITEM 1.              BUSINESS.

        Unless the context otherwise indicates, references herein to "we," "our," "the Company," "us" or "DynCorp International" refer to DynCorp International LLC and its wholly owned subsidiaries. All references in this Annual Report to fiscal years made in connection with our financial statements or operating results refer to the fiscal year ended on the Friday closest to March 31st of such year. For example, "fiscal 2007" refers to our fiscal year ended March 30, 2007.

Overview

        DynCorp International LLC, through its wholly owned subsidiaries, provides defense and technical services and government outsourced solutions primarily to United States ("U.S.") government agencies. Our specific global expertise is in law enforcement training and support, security services, base operations, and aviation services and operations. Our predecessor companies have provided essential services to numerous U.S. government departments and agencies since 1951 and we are the surviving company of various mergers and acquisitions executed by our predecessor companies, as described herein. We are incorporated in the state of Delaware.

        Our customers include the U.S. Department of Defense ("DoD"), the U.S. Department of State ("DoS"), allied foreign governments, commercial customers and certain other U.S. federal, state and local government agencies. Revenue from the U.S. government accounted for approximately 97%, 97%, and 98% of total revenues in fiscal 2007, 2006, and 2005, respectively.

        We conduct our operations through two business segments: Government Services ("GS") and Maintenance and Technical Support Services ("MTSS").

        In addition to the information presented below, Note 12 to the consolidated financial statements contains additional information about our business segments and geographic areas in which we have conducted business for fiscal years 2007, 2006 and 2005.

Government Services

        GS, with revenues of approximately $1.4 billion, $1.3 billion and $1.2 billion for fiscal years 2007, 2006 and 2005, respectively, provides outsourced technical services to government agencies, and commercial customers worldwide. GS consists of four operating units (i) Law Enforcement and Security, (ii) Contingency and Logistics Operations, (iii) Operations Maintenance and Construction Management, and (iv) Specialty Aviation and Counter-drug Operations.

        Law Enforcement and Security – This operating unit provides international policing and police training, judicial support, immigration support and base operations. In addition, it provides security and personal protection for diplomats, designs, installs and operates security systems and develops security software, smart cards and biometrics for use by government agencies and commercial customers.

        Contingency and Logistics Operations – This operating unit provides peace-keeping support, humanitarian relief, de-mining, worldwide contingency planning and other rapid response services. In addition, it offers inventory procurement and tracking services, equipment maintenance, property control, data entry and mobile repair services.

        Operations Maintenance and Construction Management – This operating unit provides facility and equipment maintenance and control and custodial and administrative services. In addition, it provides civil, electrical, infrastructure, environmental and mechanical engineering and construction management services.

        Specialty Aviation and Counter-drug Operations – This operating unit provides services including drug eradication and host nation pilot and crew training.

Key GS Contracts

Civilian Police

        The most significant contract of our GS operating segment is our Civilian Police contract, awarded to us by the DoS in February 2004. Our Civilian Police contract has an estimated value of $2.45 billion over the five-year term of this program, through February 2009. Through the Civilian Police program, we have deployed civilian police officers from the U.S. to 12 countries to train and offer logistics support to the local police and assist them with infrastructure reconstruction. Our first significant deployment of civilian police personnel began in the Balkans in 1996, where our predecessor companies helped train local police and provided support during the height of the conflict. We remained in the region through 2004. In addition, we have been awarded multiple task orders under the Civilian Police program, including assignments in Iraq and Afghanistan.

International Narcotics Eradication and Law Enforcement

        In May of 2005, the DoS awarded us a contract in support of the International Narcotics and Law Enforcement Air-Wing program to aid in the eradication of illegal drug operations. We are the sole awardee of this contract, which has an estimated value of $863 million for the first three years of this ten-year contract through October 2015. This program has been ongoing since 1991 in cooperation with multiple Latin American countries, and we recently commenced support to a similar program in Afghanistan.

War Reserve Material

        Through our War Reserve Material program, we provide management of the U.S. Air Force Southwest Asia War Reserve Material Pre-positioning program, which includes operations in Oman, Bahrain, Qatar, Kuwait and two locations in the U.S., Albany, Georgia and Shaw Air Force base, South Carolina. We store, maintain and deploy assets such as tents, generators, vehicles, kitchens and medical supplies to deployed forces in the Global War on Terror. During Operation Enduring Freedom and Operation Iraqi Freedom, we sent teams into the field to assist in the setup of tent cities prior to the arrival of the deployed forces. The War Reserve Material program continues to partner with the U.S. Central Command Air Force in the development of new and innovative approaches to asset management.

        The following table sets forth certain information for our principal GS contracts, including estimated total values of the current contracts as of March 30, 2007:

Contract	Principal Customer	Initial/Current Award Date	Recompete Date	Estimated Total Contract Value
Civilian Police Program	Department of State	Feb 1994 / Feb 2004	Feb 2009	$2.45 billion(1)
International Narcotics and Law Enforcement	Department of State	Jan 1991 / May 2005	Oct 2015	$863 million(2)
War Reserve Material	U.S. Air Force	May 2000	Dec 2007	$548 million
Sudan	Department of State	May 2001	Not Applicable	$12 million(1)
California Department of Forestry	State of California	Jan 2002	Dec 2007	$83 million

(1)
These contracts are indefinite delivery, indefinite quantity contracts. For more information about indefinite delivery, indefinite quantity contracts see "Contract Types." Also, for a discussion of how we define estimated remaining contract value for indefinite delivery, indefinite quantity contracts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations – Estimated Remaining Contract Value."

(2)
Represents estimated total contract value for the first three years of this ten-year award term contract through October 2015. In January 2007, the Company was awarded the fourth year of this ten year award term contract.

Maintenance & Technical Support Services

        MTSS, with revenues of approximately $720.0 million, $700.0 million and $690.0 million for fiscal years 2007, 2006 and 2005, respectively, offers the following services:

        Aviation Services and Operations – Our aviation services and operations include aircraft fleet maintenance, depot augmentation, aftermarket logistics support, aircrew services and training, ground equipment maintenance and modifications, quality control, Federal Aviation Administration ("FAA") certification, facilities and operations support, aircraft scheduling and flight planning and the provisioning of pilots, test pilots and flight crews. Services are provided from both main base locations and forward operating locations.

        Aviation Engineering – Our technicians manufacture and install aircraft modification programs for a broad range of weapons systems and aircraft engines. In addition, we provide services such as engineering design, kit manufacturing and installation, field installations, configuration management, avionics upgrades, cockpit and fuselage redesign and technical data, drawings and manual revisions.

        Aviation Ground Equipment Support – Our services include ground equipment support, maintenance and overhaul, modifications and upgrades, corrosion control, engine rebuilding, hydraulic and load testing and serviceability inspections. We provide these services worldwide and offer both short- and long-duration field teams. As of March 30, 2007, we employed over 850 mechanics, technicians and support personnel who perform depot level overhaul of ground support equipment for U.S. Navy and U.S. Coast Guard programs and provide depot level ground support equipment at 20 worldwide locations.

        Ground Vehicle Maintenance – Our ground vehicle maintenance services include vehicle maintenance, overhaul and corrosion control and scheduling and work flow management. We perform maintenance and overhaul on wheeled and tracked vehicles for the U.S. Army and U.S. Marine Corps, in support of their pre-positioning programs. We also provide overall program management, logistics support, tear down and inspection of equipment cycled off of pre-positioned ships.

Key MTSS Contracts

Contract Field Teams

        Contract Field Teams is the most significant program in our MTSS segment. Our Company and its predecessors have provided this service for over 55 consecutive years. This program deploys highly mobile, quick-response field teams to customer locations to supplement a customer's workforce. Services under the Contract Field Teams contract generally include providing mission support to aircraft and weapons systems in addition to depot-level repair. The principal customer for our Contract Field Teams program is the DoD. Our Contract Field Teams contract is up for re-competition in March 2008. This contract has a $2.48 billion estimated value over a ten and one-half year term through March 2008.

Life Cycle Contractor Support

        This MTSS program consists of contracts with both the U.S. Army and the U.S. Navy. Under the Life Cycle Contractor Support-Army contracts, the Company provides aircraft maintenance and logistics for 165 C-12/RC-12 and 27 UC-35 aircraft, as well as services for a major avionics suite upgrade of 39 aircraft for Global Air Traffic Management compliance. Under our Life Cycle Contractor Support-Navy contracts, our Company and its predecessors provide aircraft maintenance and logistics for the U.S. Navy's 6 UC-35 aircraft. We entered into the Life Cycle Contractor Support-Army and Life Cycle Contractor Support-Navy contracts in August 2000 and the Global Air Traffic Management portion of our Army contract in March 2003. The Life Cycle Contractor Support-Army and Life Cycle Contractor Support-Navy contracts are up for re-competition in January 2010. These contracts have estimated values of $986.0 million and $33.0 million for Life Cycle Contractor Support-Army and Life Cycle Contractor Support-Navy, respectively.

Andrews Air Force Base

        Under the Andrews Air Force Base contract, the Company performs aircraft maintenance and base supply functions, including full back shop support, organizational level maintenance, fleet fuel services and supply, launch and recovery and FAA repair services. Our principal customer under this contract is the U.S. Air Force. We entered into this contract in January 2001 and it is up for re-competition in December 2011. This contract has a $337 million estimated value.

        The following table sets forth certain information for our principal MTSS contracts, including estimated values of the current contracts as of March 30, 2007:

Contract	Principal Customer	Initial/Current Award Date	Recompete Date	Estimated Total Contract Value
Contract Field Teams	Department of Defense	Oct 1951 / Oct 1997	Mar 2008	$2.48 billion	(1)
Life Cycle Contractor Support	U.S. Army and U.S. Navy	Aug 2000	Jan 2010	$1.02 billion
Andrews Air Force Base	U.S. Air Force	Jan 2001	Dec 2011	$337 million
Columbus Air Force Base	U.S. Air Force	Oct 1998 / Jul 2005	Sep 2012	$261 million
Army Prepositions Stocks Afloat	U.S. Army	Feb 1999	Feb 2009	$232 million
Eglin Air Force Base	U.S. Air Force	Nov 2002	Nov 2010	$80 million
F/A-18	Kuwaiti Air Force(2)	Sep 1997 / Dec 2005	Dec 2010	$70 million

(1)
This contract is an indefinite delivery, indefinite quantity contract. For more information about indefinite delivery, indefinite quantity contracts see " – Contract Types." Also, for a discussion of how we define estimated remaining contract value for indefinite delivery, indefinite quantity contracts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations – Estimated Remaining Contract Value."

(2)
Reflects end user under the contract rather than the contract party.

Contract Types

        Our contracts typically have a term of three to ten years consisting of a base period of one year with multiple one-year options. Our contracts typically are awarded for an estimated dollar value based on the forecast of the work to be performed under the contract over its maximum life. In addition, we have historically received additional revenues through increases in program scope beyond that of the original contract. These contract modifications typically consist of "over and above" requests derived from changing customer requirements and are reviewed by the Company for appropriate revenue recognition. The government is not obligated to exercise options under a contract after the base period. At the time of completion of the contract term of a government contract, the contract is re-competed to the extent that the service is still required.

        Contracts between us and the U.S. government or the government's prime contractor (to the extent that we are a subcontractor) generally contain standard, unilateral provisions under which the customer may terminate for convenience or for default. Government contracts generally also contain provisions that allow the U.S. government to unilaterally suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations, reduce the value of existing contracts, issue modifications to a contract and control and potentially prohibit the export of our services and associated materials.

        Our business generally is performed under fixed-price, time-and-materials or cost-reimbursement contracts. Each of these is described below.

  •
  Fixed-Price Type Contracts: In a fixed-price contract, the price is not subject to adjustment based on costs incurred, which can favorably or adversely impact our profitability depending upon our execution in performing the contracted service. Fixed price types received by the Company include firm-fixed price, fixed-price with economic adjustment, and fixed-price incentive.

  •
  Time-and-Materials Type Contracts: A time-and-materials type contract provides for acquiring supplies or services on the basis of direct labor hours at fixed hourly/daily rates plus materials at cost.

  •
  Cost-Reimbursement Type Contracts: Cost-reimbursement type contracts provide for payment of allowable incurred costs, to the extent prescribed in the contract, plus a fixed-fee, award-fee or incentive-fee. Award-fees or incentive-fees are generally based upon various objective and subjective criteria, such as aircraft mission capability rates and meeting cost targets.

        Any of these three types discussed above may be executed under an indefinite delivery, indefinite quantity ("IDIQ") contract, which are often awarded to multiple contractors. An IDIQ contract does not represent a firm order for services. Our Civilian Police and Contract Field Teams programs are examples of IDIQ contracts. In fiscal 2007, 2006 and 2005, 56.7%, 58.9% and 56.3% of our revenues, respectively, were attributable to IDIQ contracts. When a customer wishes to order services under an IDIQ contract, the customer issues a task order request for proposal to the contractor awardees. The contract awardees then submit proposals to the customer and task orders are typically awarded under a best-value approach. However, many IDIQ contracts permit the customer to direct work to a particular contractor. In some instances, the contractor may identify specific projects and propose to perform the service for a customer within the scope of the IDIQ contract, although the customer is not obligated to order the services.

        We believe that our profitability will continue to improve as our customers continue to shift away from cost-reimbursement to time-and-materials contracts and fixed-price contracts. We base our belief on recent trends in our revenues, the nature of the contracts on which we are bidding and the pricing mechanisms proposed in our fixed-price and time-and-materials contracts, which generally results in higher margins than those of cost-reimbursement type contracts.

        Our historical contract mix by type for the last three fiscal years, as a percentage of revenue, is indicated in the table below.

	Fiscal Year
Contract Type	2007	2006	2005
Fixed-Price	43%	34%	27%
Time-and-Materials	36%	38%	39%
Cost-Reimbursement	21%	28%	34%

	100%	100%	100%

        Many of our contracts involve subcontracts with other companies, which we rely upon to perform all or a portion of the services we are required to provide to our customers. Often we enter into subcontract arrangements in order to meet government requirements that certain categories of services be awarded to small businesses. We use subcontractors primarily for specialized technical labor and certain functions such as construction and catering. For fiscal 2007, 2006 and 2005, we paid our subcontractors approximately $227.0 million, $229.0 million and $175.0 million, respectively.

Competition

        We compete with various entities across geographic and business lines based on a number of factors, including services offered, experience, price, geographic reach and mobility. Most activities in which we engage are very competitive and require that we have highly skilled and experienced technical personnel to compete. Some of our competitors have greater financial and other resources than we do or are better positioned than we are to compete for certain contract opportunities. Our competitors include Civilian Police International, Science Applications International Corporation, ITT Industries, KBR, IAP Worldwide Services, Inc., Blackwater, Triple Canopy, Lockheed Martin Corporation, Sikorsky, United Technologies, L-3, Aerospace Industrial Development Corporation, Al Salam Aircraft Company Ltd. and Serco Group Plc. We believe that the primary competitive factors for our services include reputation, technical skills, past contract performance, experience in the industry, cost competitiveness and customer relationships.

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

        Firm funding for our contracts is usually made for one year at a time, with the remainder of the contract period consisting of a series of one-year options. As is the case with the base period of our U.S. government contracts, option periods are subject to the availability of funding for contract performance. The U.S. government is legally prohibited from ordering work under a contract in the absence of funding. Our historical experience has been that the government generally has funded the option periods of our contracts.

        The following table sets forth our approximate contracted backlog as of the dates indicated:

(Dollars in millions)	March 30, 2007	March 31, 2006	April 1, 2005
Funded Backlog	$1,402	$1,024	$1,140
Unfunded Backlog	4,730	1,617	900

Total Backlog	$6,132	$2,641	$2,040

        In December 2006, the Company, through a joint venture named Global Linguist Solutions LLC ("GLS"), was awarded the Intelligence and Security Command ("INSCOM") contract by the U.S. Army for management of translation and interpretation services in support of Operation Iraqi Freedom. The five-year contract has a maximum value of approximately $4.6 billion. We have a 51% ownership interest in GLS and will consolidate the joint venture in our financial statements. As of March 30, 2007, the funded and unfunded backlog related to this program was $49.0 million and $3.3 billion, respectively, and has been included in the table above. However, the incumbent contractor's protest of the award to GLS was sustained by the Government Accountability Office ("GAO"). Our backlog and estimated remaining contract value metrics may require future adjustment depending on the outcome of future procurement actions taken by the Army in implementing the GAO's recommendation.

Estimated Remaining Contract Value

        Our estimated remaining contract value represents total backlog plus management's estimate of future revenues under IDIQ contracts that have not been funded, or award term periods that have not yet been earned. These future revenues would be our estimate of revenue that would occur from the end of currently funded task orders until the end of the IDIQ contracts. Our estimated remaining contract value is based on our experience under contracts, and we believe our estimates are reasonable. However, there can be no assurance that our existing contracts will result in actual revenues in any particular period or at all. These amounts could vary or even change significantly depending upon government policies, government budgets, appropriations and the outcome of protested contract awards. The following table sets forth our estimated remaining contract value as of the dates indicated:

(Dollars in millions)	March 30, 2007	March 31, 2006	April 1, 2005
Estimated remaining contract value	$8,991	$5,727	$4,413

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

        Our government contracts are subject to audits at various points in the contracting process. Pre-award audits are performed at the time a proposal is submitted to the U.S. government for cost-reimbursement contracts. The purpose of a pre-award audit is to determine the basis of the bid and provide the information required for the U.S. government to negotiate the contract effectively. In addition, the U.S. government may perform a pre-award audit to determine our capability to perform under a contract. During the performance of a contract, the U.S. government may have the right to examine our costs incurred in the contract, including any labor charges, material purchases and overhead charges. Upon a contract's completion, the U.S. government performs an incurred cost audit of all aspects of contract performance for cost-reimbursement contracts to ensure that we have performed the contract in a manner consistent with our proposal. The government also may perform a post-award audit for proposals that are subject to the Truth in Negotiations Act, which are proposals in excess of $600,000, to determine if the cost proposed and negotiated was accurate, current and complete as of the time of negotiations.

        The Defense Contract Audit Agency ("DCAA") performs these audits on behalf of the U.S. government. The DCAA also reviews the adequacy of, and our compliance with, our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. The DCAA has the right to perform audits on our incurred costs on all contracts on a yearly basis. We have DCAA auditors on site to monitor our billing and back office operations. An adverse finding under a DCAA audit could result in the disallowance of our costs under a U.S. government contract, termination of U.S. government contracts, forfeiture of profits, suspension of payments, fines and suspension and prohibition from doing business with the U.S. government. In the event that an audit by the DCAA recommends disallowance of our costs under a contract, we have the right to appeal the findings of the audit under applicable dispute resolution provisions. Approval of submitted yearly contract incurred costs can take from one to three years from the date of submission of the contract costs. All of our contract incurred costs for U.S. government contracts completed through fiscal year 2003 have been audited by the DCAA and approved by the Defense Contract Management Agency. The audits for such costs during subsequent periods are continuing. See "Risk Factors – A negative audit or other actions by the U.S. government could adversely affect our operating performance."

        At any given time, many of our contracts are under review by the DCAA and other government agencies. We cannot predict the outcome of such ongoing audits and what, if any, impact such audits may have on our future operating performance.

Sales and Marketing

        We market through relationships with military and government officials, joint ventures and international trade shows. Personnel profiles range from employees with marketing degrees to retired senior officers from the various U.S. and foreign military branches. Most senior personnel engaged in sales and marketing have long-term operations experience.

        Our approach is to establish marketing activities in the area or region that we believe presents the greatest opportunity to grow and develop our business. We have an organization and presence in Dubai, UAE which we believe, together with our Company and its predecessors' long-standing presence in the Middle East, enables us to continually pursue opportunities in that region. We have an office in Germany to develop business with the U.K. Ministry of Defense, United States, national and NATO military commands. We have frontline sales and marketing personnel in the United States, Europe, Africa and Asia-Pacific. In each office, to assist us in the regions we serve, we employ personnel who are fluent in both English and the local language and familiar with local culture. We also utilize focus groups to target our services to geographic markets and provide local training to our sales force.

Intellectual Property

        We hold an exclusive, perpetual, irrevocable, worldwide, royalty-free and fully paid license to use the "Dyn International" and "DynCorp International" names in connection with aviation services, security services, technical services and marine services. We do not own any trademarks or patents and do not believe our business is dependent on trademarks or patents.

Environmental Matters

        Our operations include the use, generation and disposal of petroleum products and other hazardous materials. We are subject to various U.S. federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. We believe we have been and are in substantial compliance with environmental laws and regulations, and we have no liabilities under environmental requirements that would have a material adverse effect on our business, results of operations or financial condition. We have not incurred, nor do we expect to incur, material costs relating to environmental compliance.

Employees

        We currently employ approximately 14,600 employees in 33 countries, of which approximately 1,500 are represented by labor unions.

Company History and Certain Relationships

        Our predecessor companies have provided essential services to numerous U.S. government departments and agencies since 1951. We operated as a separate subsidiary of DynCorp from December 2000 to March 2003 and Computer Sciences Corporation from March 2003 until February 2005. On February 11, 2005, Computer Sciences Corporation and DynCorp, the Company's former parent, sold our Company to DynCorp International Inc., a newly formed entity controlled by The Veritas Capital Fund II, L.P. and its affiliates ("Veritas Capital"). DynCorp International Inc., our direct parent (the "Parent"), has no operations independent of our Company, DynCorp International LLC.

Equity Offering

        On May 9, 2006, our Parent consummated an equity offering of 25,000,000 shares of its Class A common stock, par value $0.01 per share, at a price of $15.00 per share (the "Equity Offering"), less the underwriters' discount of 6% per share. The gross proceeds from the Equity Offering of $375 million, together with cash on hand, were used: (i) to redeem all of our Parent's outstanding preferred stock, of which $222.8 million in stated amount, including accrued and unpaid dividends thereon, was outstanding as of May 9, 2006; (ii) to pay a special Class B distribution in the amount of $100.0 million, representing a return of capital of $95.9 million to DIV Holding LLC, the holder of our Parent's common stock; (iii) to redeem $28.0 million of the Company's senior subordinated notes on June 8, 2006; (iv) to pay prepayment penalties of $8.4 million, $5.7 million of which represented prepayment penalties on our Parent's preferred stock and $2.7 million of which represented prepayment penalties on the Company's senior subordinated notes; and (v) to pay transaction expenses of approximately $30.0 million, including an underwriters' commission of $22.5 million, a fee of $5.0 million to Veritas Capital and approximately $2.5 million of miscellaneous fees and expenses related to the Equity Offering.

Availability of Forms Filed With the U.S. Security and Exchange Commission

        Our shareholders may obtain, free of charge, copies of the following documents (and any amendments thereto) as filed with, or furnished to, the U.S. Security and Exchange Commission ("SEC") as soon as reasonably practical after such material is filed with or furnished to the SEC:

  •
  annual reports on Form 10-K;
  •
  quarterly reports on Form 10-Q;
  •
  current reports on Form 8-K;
  •
  statement of changes in beneficial ownership of securities for insiders;
  •
  proxy statements; and
  •
  any amendments thereto.

        A copy of these filings may be obtained by going to our Internet website at www.dyn-intl.com and selecting "Investor Relations" and selecting "Financial Information." Copies may also be obtained by providing a written request for such copies or additional information regarding our operating or financial performance to Cindy Roberts, Director of Investor Relations, DynCorp International, 8445 Freeport Parkway, Suite 400, Irving, Texas 75063. Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC.

Forward-Looking Statements

        This Annual Report on Form 10-K contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements, written, oral or otherwise made, represent the Company's expectation or belief concerning future events. Forward-looking statements involve risks and uncertainties. Without limiting the foregoing, the words "believes," "thinks," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic, competitive, governmental and technological factors that could cause our business, strategy or actual results or events to differ materially from those in the forward-looking statements, including, without limitation, changes in the demand for services that the Company provides; additional work awarded under the Civilian Police and International Narcotics and Law Enforcement contracts; pursuit of new commercial business in the U.S. and abroad; activities of competitors; bid protests; changes in significant operating expenses; changes in availability of capital; general economic and business conditions in the U.S.; acts of war or terrorist activities; variations in performance of financial markets; estimates of contract values; anticipated revenues from IDIQ contracts; expected percentages of future revenues represented by fixed- price and time-and-materials contracts; and statements covering our business strategy, those described in "Risk Factors" and other risks detailed from time to time in the Company's reports filed with the SEC. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances; therefore, there can be no assurance that any forward-looking statement contained herein will prove to be accurate. The Company assumes no obligation to update the forward-looking statements.

ITEM 1A            RISK FACTORS.

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

        We derive substantially all of our revenues from contracts and subcontracts with the U.S. government and its agencies, primarily the DoD and the DoS. The remainder of our revenues represents commercial contracts and contracts with foreign governments. We expect that U.S. government contracts, particularly with the DoD and the DoS, will continue to be our primary source of revenue for the foreseeable future. Continuation and renewal of our existing government contracts and new government contracts are, among other things, contingent upon the availability of adequate funding for various U.S. government agencies, including the DoD and the DoS. Changes in U.S. government spending could directly affect our operating performance and lead to an unexpected loss of revenue. Among the factors that could impact U.S. government spending and that would reduce our federal government contracting business include:

  •
  a significant decline in, or reapportioning of, spending by the U.S. government, in general, or by the DoD or the DoS, in particular;

  •
  changes, delays or cancellations of U.S. government programs, requirements or policies;

  •
  the adoption of new laws or regulations that affect companies that provide services to the U.S. government;

  •
  U.S. government shutdowns or other delays in the government appropriations process;

  •
  curtailment of the U.S. government's outsourcing of services to private contractors;

  •
  changes in the political climate, including with regard to the funding or operation of the services we provide; and

  •
  general economic conditions

        These or other factors could cause U.S. government agencies to reduce their purchases under our contracts, to exercise their right to terminate our contracts in whole or in part, to issue temporary stop-work orders, or decline to exercise options to renew, our contracts. The loss or significant curtailment of our material government contracts, or our failure to renew existing contracts or enter into new contracts could adversely affect our operating performance and lead to an unexpected loss of revenue.

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

        Our government contracts typically have an initial term of one year with multiple option periods, exercisable at the discretion of the government at previously negotiated prices. The government is not obligated to exercise any option under a contract. Furthermore, the government is required to compete all programs and, therefore, may not automatically renew a contract. In addition, at the time of completion of any of our government contracts, the contract is required to be re-competed if the government still requires the services covered by the contract.

        If the U.S. government terminates and/or materially modifies any of our contracts or if option periods are not exercised, our failure to replace revenue generated from such contracts would result in lower revenues and would likely adversely affect our earnings, which would have a material adverse effect on our financial condition and results of operations.

Our U.S. government contracts are subject to competitive bidding, both upon initial issuance and re-competition. If we are unable to successfully compete in the bidding process or if we fail to receive renewal, it could adversely affect our operating performance and lead to an unexpected loss of revenue.

        Substantially all of our U.S. government contracts are awarded through a competitive bidding process upon initial award and renewal, and we expect that this will continue to be the case. There often is significant competition and pricing pressure as a result of this process. The competitive bidding process presents a number of risks, including the following:

  •
  we must expend substantial funds and time to prepare bids and proposals for contracts;

  •
  we may be unable to estimate accurately the resources and costs that will be required to perform any contract we win, which could result in substantial cost overruns; and

  •
  we may encounter expense and delay if our competitors protest or challenge awards of contracts to us, and any such protest or challenge could result in a requirement to resubmit bids on modified specifications or in termination, reduction or modification of the awarded contract.

        The government contracts for which we compete typically have multiple option periods, and if we fail to win a contract or a task order, we generally will be unable to compete again for that contract for several years. If we fail to win new contracts or to receive renewal contracts upon re-competition, it may result in additional costs and expenses and possible loss of revenue, and we will not have an opportunity to compete for these opportunities again until the current task orders expire.

Our operations involve considerable risks and hazards. An accident or incident involving our employees or third parties could harm our reputation, affect our ability to compete for business, and if not adequately insured or indemnified against, could adversely affect our results of operations and financial condition.

        We are exposed to liabilities arising out of the services we provide. Such liabilities may relate to an accident or incident involving our employees or third parties, particularly where we are deployed on-site at active military installations or in locations experiencing political or civil unrest, or they may relate to an accident or incident involving aircraft or other equipment we have serviced or used in the course of our business. Any of these types of accidents or incidents could involve significant potential claims of injured employees and other third parties and claims relating to loss of or damage to government or third-party property.

        We maintain insurance policies that mitigate against risk and potential liabilities related to our operations. This insurance is maintained in amounts that we believe is reasonable. Our insurance coverage may not be adequate to cover those claims or liabilities and we may be forced to bear substantial costs from an accident or incident. Substantial claims in excess of our related insurance coverage could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

        Furthermore, any accident or incident for which we are liable, even if fully insured, may result in negative publicity which could adversely affect our reputation among our customers, including our government customers, and the public, which could result in us losing existing and future contracts or make it more difficult for us to compete effectively. This could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

Political destabilization or insurgency in the regions in which we operate may have a material adverse effect on our operating performance.

        Certain regions in which we operate are highly unstable. Insurgent activities in the areas in which we operate may cause further destabilization in these regions. There can be no assurance that the regions in which we operate will continue to be stable enough to allow us to operate profitably or at all. For fiscal 2007 and 2006, respectively, revenues generated from our operations in the Middle East contributed 46% and 48% of our revenues. Insurgents in Iraq and Afghanistan have targeted installations where we have personnel and have contributed to instability in these countries. This could impair our ability to attract and deploy personnel to perform services in either or both locations. In addition, we have been required to increase compensation to our personnel as an incentive to deploy them to these regions. To date, we have been able to recover this added cost under the contracts, but there is no guarantee that future increases, if required, will be able to be passed onto our customers through our contracts. To the extent that we are unable to pass through such increased compensation costs to our customers, our operating margins would be adversely impacted, which could adversely affect our operating performance. In addition, increased insurgent activities or destabilization, including civil unrest or a civil war in Iraq or Afghanistan, may lead to a determination by the U.S. government to halt our operations in a particular location, country or region and to perform the services using military personnel. Furthermore, in extreme circumstances, the U.S. government may decide to terminate all U.S. government activities including our operations under U.S. government contracts in a particular location, country or region and to withdraw all military personnel. This could adversely affect our operating performance and may result in additional costs and expenses and loss of revenue.

Our IDIQ contracts are not firm orders for services, and we may never receive revenues from these contracts, which could adversely affect our operating performance.

        Many of our government contracts are IDIQ contracts, which are often awarded to multiple contractors. Award of an IDIQ contract does not represent firm orders for services. Generally, under an IDIQ contract, the government is not obligated to order a minimum of services or supplies from its contractor, irrespective of the total estimated contract value. Furthermore, under an IDIQ contract, the customer develops requirements for task orders that are competitively bid against all of the contract awardees, usually under a best-value approach. However, many contracts also permit the government customer to direct work to a specific contractor. Our Civilian Police and Contract Field Team programs are two of our contracts performed under IDIQ contracts. We may not win new task orders under these contracts for various reasons such as failing to rapidly deploy personnel or high prices, which would have an adverse effect on our operating performance and may result in additional expenses and loss of revenue. In fiscal 2007 and 2006, 56.7% and 58.9% of our revenues, respectively, were attributable to IDIQ contracts.

Our cost of performing under time-and-materials and fixed-price contracts may exceed our revenues which would result in a recorded loss on the contracts.

        Our government contract services have three distinct pricing structures: cost-reimbursement, time-and-materials and fixed-price. With cost-reimbursement contracts, so long as actual costs incurred are within the contract funding and allowable under the terms of the contract, we are entitled to reimbursement of the costs plus a stipulated fixed fee and, in some cases, an incentive-based award fee. We assume additional financial risk on time-and-materials and fixed-price contracts, because we assume the risk of performing those contracts at the stipulated prices or negotiated hourly/daily rates. If we do not accurately estimate ultimate costs and control costs during performance of the work, we could lose money on a particular contract or have lower than anticipated margins. Also, we assume the risk of damage or loss to government property and we are responsible for third-party claims under fixed-price contracts. The failure to meet contractually defined performance standards may result in a loss of a particular contract or lower-than-anticipated margins. This could adversely affect our operating performance and may result in additional costs and expenses and possible loss of revenue.

A negative audit or other actions by the U.S. government could adversely affect our operating performance.

        At any given time, many of our contracts are under review by the DCAA and other government agencies. These agencies review our contract performance, cost structure and compliance with applicable laws, regulations and standards. Such DCAA audits may include contracts under which we have performed services in Iraq and Afghanistan under especially demanding circumstances. The DCAA also reviews the adequacy of, and our compliance with, our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed. In addition, government contract payments received by us for allowable direct and indirect costs are subject to adjustment after audit by government auditors and repayment to the government if the payments exceed allowable costs as defined in the government contracts.

        Audits have been completed on our incurred contract costs through fiscal year 2005 and the Defense Contract Management Agency has approved these costs through fiscal year 2003. Audits and approvals are continuing for subsequent periods. We cannot predict the outcome of such audits and what, if any, impact such audits may have on our future operating performance. For further discussion, see "Legal Proceedings" below.

We are subject to investigation by the U.S. government, which could result in our inability to receive government contracts and could adversely affect our future operating performance.

        As a U.S. government contractor, we must comply with laws and regulations relating to U.S. government contracts that do not apply to a commercial company. From time to time, we are investigated by government agencies with respect to our compliance with these laws and regulations. If we are found to be in violation of the law, we may be subject to civil or criminal penalties or administrative sanctions, including contract termination, the assessment of penalties and suspension or debarment from doing business with U.S. government agencies. For example, many of the contracts we perform in the U.S. are subject to the Service Contract Act, which requires hourly employees to be paid certain specified wages and benefits. If the Department of Labor determines that we violated the Service Contract Act or its implementing regulations, we could be suspended from winning new government contracts or renewals of existing contracts for a period of time, which could adversely affect our future operating performance. We are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which companies with solely commercial customers are not subject. In addition, if an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government.

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

        As of March 30, 2007, we had over 14,600 employees located in 33 countries around the world, approximately 7,000 of whom are located inside the U.S. Of these employees, approximately 1,500 are represented by labor unions. As of March 30, 2007, we had approximately 70 collective bargaining agreements. These agreements will expire between July 2007 and March 2011. There can be no assurance that we will not experience labor disruptions associated with the expiration or renegotiation of collective bargaining agreements or otherwise. We could experience a significant disruption of operations and increased operating costs as a result of higher wages or benefits paid to union members, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

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

        As required by generally accepted accounting principles ("GAAP"), we estimate material loss contingencies and establish reserves when we assess that liability is deemed probable and reasonably estimable based on the facts and circumstances known to us at a particular point in time, as adjusted by subsequent developments in a particular matter. For a description of our current material legal proceedings, see "Legal Proceedings" below.

Competition in our industry could limit our ability to attract and retain customers or employees, which could result in a loss of revenue and/or a reduction in margins, which could adversely affect our operating performance.

        We compete with various entities across geographic and business lines. Competitors of our GS operating segment are various solution providers who compete in any one of the service areas provided by the GS business units. Competitors of our MTSS operating segment are typically large defense services contractors, who offer services associated with maintenance, training and other activities. We compete on a number of factors, including our broad range of services, geographic reach, mobility and response time.

        Some of our competitors have greater financial and other resources than we do or are better positioned than we are to compete for contract opportunities. For example, original equipment manufacturers that also provide aftermarket support services have a distinct advantage in obtaining service contracts for aircraft that they have manufactured, as they frequently have better access to replacement and service parts as well as an existing technical understanding of the platform they have manufactured. In addition, we are at a disadvantage when bidding for contracts put up for re-competition for which we are not the incumbent provider, because incumbent providers are frequently able to capitalize on customer relationships, technical knowledge and pricing experience gained from their prior service.

        In addition to the competition we face in bidding for contracts and task orders, we must also compete to attract the skilled and experienced personnel integral to our continued operation. We hire from a limited pool of potential employees, with military and law enforcement experience, specialized technical skill sets and security clearances as prerequisites for many positions. Our failure to compete effectively for employees or excessive attrition among our skilled personnel could reduce our ability to satisfy our customers' needs, and increase the costs and time required to perform our contractual obligations. This could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

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

        Many of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services we must provide to our customers. These subcontractors generally perform niche or specialty services for which they have more direct experience, such as construction, catering services or specialized technical services, or they have local knowledge of the region in which we will be performing and the ability to communicate with local nationals and assist in making arrangements for commencement of performance. Often, we enter into subcontract arrangements in order to meet government requirements to award certain categories of services to small businesses. A failure by one or more of our subcontractors to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services may materially and adversely impact our ability to perform our obligations as the prime contractor. Such subcontractor performance deficiencies could result in a customer terminating our contract for default. A default termination could expose us to liability and adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

Environmental laws and regulations may subject us to significant costs and liabilities that could adversely affect our operating performance.

        We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. In the U.S., these laws and regulations include those governing the management and disposal of hazardous substances and wastes and the maintenance of a safe workplace, primarily associated with our aviation services activities, including painting aircraft and handling substances that may qualify as hazardous waste, such as used batteries and petroleum products. In addition to U.S. federal laws and regulations, states and other countries where we do business have numerous environmental, legal and regulatory requirements by which we must abide. We could incur substantial costs, including clean-up costs, as a result of violations of, or liabilities under, environmental laws. This could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

Our ability to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 is dependent upon our implementation of effective internal controls.

        We will be evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as is required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC there under, which we refer to as Section 404. Section 404 requires a reporting company such as ours to, among other things, annually review, evaluate and report on its internal controls over financial reporting, and evaluate and disclose significant changes in its internal controls over financial reporting quarterly. Although we currently evaluate and disclose significant changes in our internal controls over financial reporting quarterly, we are required to review, evaluate and report on our internal controls over financial reporting beginning with our annual report for the fiscal year ending March 28, 2008. We have identified areas of our internal controls requiring improvement and plan to design enhanced processes and controls to address these and any other issues that might be identified through this review. As a result, we expect to incur additional expenses and utilization of management's time. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or its impact on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could adversely affect our financial results.

Our substantial outstanding indebtedness and the restrictive covenants in the agreements governing our indebtedness limit our operating and financial flexibility.

        We are required to make mandatory payments and, under certain circumstances, mandatory prepayments on our outstanding indebtedness. See Note 7 to our consolidated financial statements for additional information. This may require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, and other general corporate purposes and could limit our flexibility in planning for, or reacting to, changes in our business and in the industry.

        The agreements governing our bank credit facilities impose certain operating and financial restrictions on us and limit management's discretion in operating our businesses. These agreements limit our ability, among other things, to:

  •
  incur additional indebtedness or guarantee obligations;

  •
  make capital expenditures;

  •
  prepay indebtedness prior to stated maturities;

  •
  pay dividends or certain other restricted payments;

  •
  making investments or acquisitions;

  •
  create liens or other encumbrances

  •
  transfer or sell certain assets; and

  •
  merge or consolidate with another entity.

        In addition, our bank credit facilities contain covenants requiring us to deliver to lenders leverage and interest coverage financial computations and our audited annual and unaudited quarterly financial statements. Our ability to comply with these covenants may be affected by events beyond our control, and an adverse development affecting our business could require us to seek waivers or amendments of covenants, alternative or additional sources of financing or reductions in expenditures. We cannot assure you that such waivers, amendments or alternative or additional financings could be obtained, or if obtained, would be on terms acceptable to us, which may have a material adverse effect on our financial condition, results of operations and cash flows.

Our substantial level of indebtedness may make it difficult for us to satisfy our debt obligations and may adversely affect our ability to obtain financing for working capital, capitalize on business opportunities or respond to adverse changes in our industry.

        As of March 30, 2007, we had $630.9 million of total indebtedness and $81.9 million of additional borrowing capacity under our senior secured credit facility (which gives effect to the $21.1 million of outstanding letters of credit). Based on our indebtedness and other obligations as of March 30, 2007, we estimate our remaining contractual commitments including interest associated with our indebtedness and other obligations (assuming that our revolving credit facility will be undrawn at the close of fiscal 2008) will be $608.6 million in the aggregate for the remaining period between March 31, 2007 through the end of fiscal 2012. Such indebtedness could have important consequences for you, including the following:

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

        As of March 30, 2007, we had up to $81.9 million of additional availability under our senior secured credit facility (which gives effect to $21.1 million of outstanding letters of credit). The terms of the senior secured credit facility and our senior subordinated notes do not fully prohibit us or our subsidiaries from incurring additional indebtedness. It is not possible to quantify the specific dollar amount of indebtedness we may incur because our senior secured credit facility does not provide for a specific dollar amount of indebtedness we may incur. Our senior secured credit facility and our senior subordinated notes allow us to incur only certain indebtedness that is expressly enumerated in our senior secured credit facility and the indenture governing our senior subordinated notes. The indebtedness permitted under our senior secured credit facility includes indebtedness that is customary for similar credit facilities. Specific examples of indebtedness permitted under our senior secured credit facility are described further under notes to the consolidated financial statements and include certain intercompany indebtedness, indebtedness under the senior secured credit facility, the senior subordinated notes, certain refinancing indebtedness and certain indebtedness with respect to capital leases in an amount that may not exceed $25.0 million. We believe that the comparable restrictions in the indenture governing our senior subordinated notes have restrictions that are generally no more restrictive in any material respect than the senior secured credit facility. If either we or our subsidiaries were to incur additional indebtedness, the related risks that we now face could increase.

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

        Although we are an operating company, our subsidiaries hold material assets. Consequently, we may depend on distributions or other intercompany transfers from our subsidiaries to make payments under the exchange notes and our other debt. In addition, distributions and intercompany transfers to us from our subsidiaries will depend on:

  •
  our subsidiaries' earnings;

  •
  covenants contained in our and our subsidiaries' debt agreements, including the exchange notes and our senior secured credit facility;

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

        We are a direct wholly owned subsidiary of DynCorp International Inc., our Parent, and an indirect subsidiary of DIV Holding LLC. DIV Holding LLC is our Parent's controlling stockholder. Veritas Capital Management II, L.L.C. and its affiliates, The Veritas Capital Fund II, L.P. and Veritas Capital II A, LLC, in turn, own 86% of the outstanding membership interest in our Parent's controlling stockholder, DIV Holding LLC. Veritas Capital indirectly controls approximately 56.1% of our Parent's Class A common stock. So long as Veritas Capital continues to own a significant amount of the outstanding shares of our Parent's Class A common stock, it will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions. As a result, Veritas Capital is able to control the election of our Parent's directors, determine our and our Parent's corporate and management policies and determine without the consent of our Parent's other stockholders, the outcome of any corporate transaction or other matter submitted to our Parent's stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Two of our Parent's twelve directors are either employees of, or advisors to, Veritas Capital, as described under "Directors and Executive Officers of the Registrant – Management." Veritas Capital has sufficient voting power to amend our and our Parent's organizational documents. The interests of Veritas Capital may not coincide with the interests of other holders of our Parent's Class A common stock. Additionally, Veritas Capital is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Veritas Capital may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. In addition, our Parent's Bylaws provide that so long as Veritas Capital beneficially owns a majority of our Parent's outstanding Class A common stock, the foregoing advance notice procedures for stockholder proposals will not apply to Veritas Capital. Amendment of the provisions described above in our Parent's Amended and Restated Certificate of Incorporation generally will require an affirmative vote of our Parent's directors, as well as the affirmative vote of at least a majority of our Parent's then outstanding voting stock if Veritas Capital beneficially owns a majority of our Parent's outstanding Class A common stock, or the affirmative vote of at least 80% of our Parent's then outstanding voting stock if Veritas Capital beneficially owns less than a majority of our Parent's then outstanding Class A common stock. Amendments to any other provisions of our Parent's Amended and Restated Certificate of Incorporation generally will require the affirmative vote of a majority of our Parent's outstanding voting stock. In addition, because our Parent is a controlled company within the meaning of the New York Stock Exchange rules, our Parent's board is exempt from the New York Stock Exchange requirements that it be composed of a majority of independent directors, and that its compensation and corporate governance committees be composed entirely of independent directors.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.              PROPERTIES.

        Our principal executive office is located in, and a portion of our operations are conducted from, leased premises located at 3190 Fairview Park Drive, Suite 700, Falls Church, Virginia 22042. In addition, as of March 30, 2007, we leased 197 commercial facilities in 18 countries used in connection with the various services rendered to our customers. Upon expiration of our leases, we do not anticipate any difficulty in obtaining renewals or alternative space. We do not own any real property. Lease expirations range from month-to-month to ten years. Many of the current leases are non-cancelable.

        We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear and that our facilities have sufficient capacity to meet the current and projected needs of our business.

        The following table lists our U.S. leased properties, including the inside square footage of those properties as of March 30, 2007.

City, State	Size (sq ft)
Albany, Georgia	298,560
Fort Worth, Texas	119,001
Falls Church, Virginia	71,355
Irving, Texas	52,842
North Highlands, California	18,837
Satellite Beach, Florida	10,773
Herndon, Virginia	6,230
Hampton, Virginia	3,437

ITEM 3.              LEGAL PROCEEDINGS.

Pending Litigation and Claims

        On April 24, 2007, March 14, 2007, December 29, 2006 and December 4, 2006 four lawsuits were served, seeking unspecified monetary damages against the Company and several of its former affiliates in the U.S. District Court for the Southern District of Florida, concerning the spraying of narcotic plant crops along the Colombian border adjacent to Ecuador. Three of the lawsuits, filed on behalf of the Providences of Esmeraldas, Sucumbíos, and Carchi in Ecuador, allege violations of Ecuadorian law, international law, and the statutes and common law of Florida, including negligence, trespass, and nuisance. The fourth lawsuit, filed on behalf of 1,663 citizens of the Ecuadorian provinces of Esmeraldas and Sucumbíos, alleges personal injury, various counts of negligence, trespass, battery, assault, intentional infliction of emotional distress, violations of the Alien Tort Claims Act, and various violations of international law. The DoS contract under which this work is performed provides indemnification to the Company against third-party liabilities arising out of the contract, subject to available funding.

        On May 29, 2003, Gloria Longest, a former accounting manager for the Company, filed suit against the Company under the False Claims Act and the Florida Whistleblower Statute, alleging that it submitted false claims to the government under the International Narcotics & Law Enforcement Affairs contract with the DoS. The action, titled U.S. ex rel. Longest v. DynCorp and DynCorp International LLC, was filed in the U.S. District Court for the Middle District of Florida under seal. The case was unsealed in 2005, and the Company learned of its existence on August 15, 2005 when it was served with the complaint. After conducting an investigation of the allegations made by the plaintiff, the U.S. government did not join the action. The complaint does not demand any specific monetary damages; however, a court ruling against the Company in this lawsuit could have a material adverse effect on its operating performance.

        On September 11, 2001, a class action lawsuit seeking $100.0 million on behalf of approximately 10,000 citizens of Ecuador was filed against the Company and several of its former affiliates in the U.S. District Court for the District of Columbia. The action alleges personal injury, property damage and wrongful death as a consequence of the spraying of narcotic plant crops along the Colombian border adjacent to Ecuador. The spraying operations were and continue to be conducted under a DoS contract in cooperation with the Colombian government. The terms of the DoS contract provide that the DoS will indemnify the Company against third-party liabilities arising out of the contract, subject to available funding. The Company is also entitled to indemnification by Computer Sciences Corporation in connection with this lawsuit, subject to certain limitations. Additionally, any damage award would have to be apportioned between the other defendants and the Company.

General Legal Matters

        The Company and its subsidiaries and affiliates are involved in various lawsuits and claims that have arisen in the normal course of business. In most cases, we have denied, or believe we have a basis to deny, liability. We have recorded, in the consolidated financial statements found elsewhere in this Form 10-K, our best estimate of the aggregate liability that will result from these matters and believe that these matters are adequately reserved. While it is not possible to predict with certainty the outcome of litigation and other matters discussed above, it is the opinion of the Company's management, based in part upon opinions of counsel, insurance in force and the facts currently known, that liabilities in excess of those recorded, if any, arising from such matters would not have a material adverse effect on the results of operations, consolidated financial condition or liquidity of the Company over the long term.

U.S. Government Investigations

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

        On January 30, 2007, the Special Inspector General for Iraq Reconstruction ("SIGIR") issued a report on Company contract number S-LMAQM-04-C-0030, Task Order 0338, concerning the Iraqi Police Training Program. Among other items, the report raises questions about the Company's work under Task Order 0338 to establish a residential camp in Baghdad to house training personnel. Specifically, the SIGIR report recommends that the Director, Office of Acquisition Management, DoS, seek reimbursement from the Company of $4.2 million paid by the State Department for work that the SIGIR maintains was not contractually authorized. In addition, the SIGIR report recommends that the DoS request the DCAA to review two Company invoices totaling $19.1 million. In management's opinion and based on facts currently known, the above described matters raised in the SIGIR report will not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

U.S. Government Audits

        U.S. Government Audits – The Company's contracts are regularly audited by the DCAA and other government agencies. These agencies review the Company's contract performance, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and the Company's compliance with, its internal control systems and policies, including its purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed. In addition, government contract payments received by the Company for allowable direct and indirect costs are subject to adjustment after audit by government auditors and repayment to the government if the payments exceed allowable costs as defined in the government contracts. In management's opinion, there are no outstanding U.S. government audit issues of this nature as of March 30, 2007 that could have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

        The Defense Contract Management Agency ("DCMA") formally notified the Company of non-compliance with Cost Accounting Standard ("CAS") 403, Allocation of Home Office Expenses to Segments, on April 11, 2007. The Company issued a response to the DCMA on April 26, 2007 with a proposed solution to resolve the non-compliance, which related to the allocation of corporate general and administrative costs between the Company's divisions. This issue is currently pending a DCMA response to the Company's April 26, 2007 letter. In management's opinion and based on facts currently known, the above described matters will not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.              MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        There is no public trading market for our member units. We are a direct wholly owned subsidiary of our Parent, DynCorp International Inc., who owns all of our Company's 100 member units outstanding.

        We did not sell, issue or repurchase any equity securities in fiscal 2007.

ITEM 6.              SELECTED FINANCIAL DATA.

        The selected consolidated financial information for the period from March 30, 2002 through March 7, 2003 has been derived from our consolidated financial statements, referred to as the "original predecessor period." On March 7, 2003, DynCorp International Inc. and its subsidiaries, including us, were acquired by Computer Sciences Corporation.

        The selected historical consolidated financial data for the period from March 8, 2003 through March 28, 2003, as of and for the fiscal year ended April 2, 2004 and for the period from April 3, 2004 through February 11, 2005, the period of Computer Science Corporation's ownership, are derived from our consolidated financial statements, referred to as the "immediate predecessor period."

        On February 11, 2005, we were sold by Computer Sciences Corporation to an entity controlled by Veritas Capital. The selected historical consolidated financial data as of April 1, 2005 and for the period from February 12, 2005 through April 1, 2005 and as of and for the fiscal years ended March 31, 2006 and March 30, 2007 are derived from our consolidated financial statements, referred to as the "successor period."

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

        This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	Successor						Original Predecessor
				Immediate Predecessor
	Fiscal Year Ended
				April 3, 2004 to Feb 11, 2005	Fiscal Year Ended April 2, 2004		March 30, 2002 to March 7, 2003
			49 Days Ended April 1, 2005			21 Days Ended March 28, 2003
(Dollars in thousands)	March 30, 2007	March 31, 2006

Results of operations:
Revenues	$2,082,274	$1,966,993	$266,604	$1,654,305	$1,214,289	$59,240	$859,112
Cost of services	(1,817,707)	(1,722,089)	(245,406)	(1,496,109)	(1,106,571)	(53,482)	(787,649)
Selling, general and administrative expenses	(107,681)	(97,520)	(8,408)	(57,755)	(48,350)	(3,414)	(40,316)
Depreciation and amortization	(43,401)	(46,147)	(5,605)	(5,922)	(8,148)	(265)	(351)
Operating income	113,485	101,237	7,185	94,519	51,220	2,079	30,796
Interest expense	(58,412)	(56,686)	(8,054)	–	–	–	–
Loss on early extinguishment of debt	(3,484)	–	–	–	–	–	–
Net earnings from affiliates	2,913	–	–	–	–	–	–
Interest income	1,789	461	7	170	64	2	43
Provision for income taxes	(20,549)	(16,627)	(60)	(34,956)	(19,924)	(852)	(11,973)
Net income (loss)	35,742	28,385	(922)	59,733	31,360	1,229	18,866
Cash flows provided (used) by operating activities	93,533	55,111	(31,240)	(2,092)	(6,756)	12,542	(10,331)
Balance sheet data (end of period):
Cash and cash equivalents	$102,455	$20,573	$13,474	NA	$6,510	$4,541	NA
Working capital(1)	282,929	251,329	200,367	NA	104,335	58,295	NA
Total assets	1,362,901	1,239,089	1,148,193	NA	579,829	481,097	NA
Total debt (including current portion)	630,994	661,551	700,000	NA	–	–	NA
Member's equity	379,674	326,159	223,908	NA	396,573	354,198	NA
Other financial data:
EBITDA(2)	$163,438	$148,718	$12,896	$101,326	$60,072	$2,382	$31,781
Backlog(3)	$6,132,011	$2,641,000	$2,040,000	NA	$2,164,000	$2,028,000	NA
Capital expenditures	$9,317	$6,180	$244	$8,473	$2,047	$11	$1,011

(1)
Working capital is defined as current assets, net of current liabilities.
(2)
We define EBITDA as GAAP net income before depreciation and amortization, interest expense, and income taxes. Our management uses EBITDA as a supplemental measure in the evaluation of our business and believes that EBITDA provides a meaningful measure of our performance because it eliminates the effects of period to period changes in taxes, costs associated with capital investments and interest expense. EBITDA is not a financial measure calculated in accordance with GAAP. Accordingly, it should not be considered in isolation or as a substitute for net income or other financial measures prepared in accordance with GAAP. When evaluating EBITDA, investors should consider, among other factors, (i) increasing or decreasing trends in EBITDA, (ii) whether EBITDA has remained at positive levels historically, and (iii) how EBITDA compares to our debt outstanding. We provide a reconciliation of EBITDA to GAAP net income. Because EBITDA excludes some, but not all, items that affect net income and may vary among companies, the EBITDA presented by the Company may not be comparable to similarly titled measures of other companies. EBITDA does not give effect to the cash we must use to service our debt or pay income taxes and thus does not reflect the funds generated from operations or actually available for capital investments.
(3)
Backlog data is as of the end of the applicable period.

        The following table presents a reconciliation of income to Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") for the periods included below.

	Successor Period						Original Predecessor
				Immediate Predecessor Period
	Fiscal Year Ended
				April 3, 2004 to Feb 11, 2005	Fiscal Year Ended April 2, 2004		March 30, 2002 to March 7, 2003
			49 Days Ended April 1, 2005			21 Days Ended March 28, 2003
(Dollars in thousands)	March 30, 2007	March 31, 2006

RECONCILIATION OF NET INCOME (LOSS) TO EBITDA:
Net income (loss)	$35,742	$28,385	$(922)	$59,733	$31,360	$1,229	$18,866
Income taxes	20,549	16,627	60	34,956	19,924	852	11,973
Interest expense and loss on early extinguishment of debt(1)	61,896	56,686	8,054	–	–	–	–
Depreciation and amortization	45,251	47,020	5,704	6,637	8,788	301	942

EBITDA	$163,438	$148,718	$12,896	$101,326	$60,072	$2,382	$31,781

(1)
Fiscal year ended 2007 includes the premium associated with the redemption of a portion of the senior subordinated notes and write-off of deferred financing costs associated with the early retirement of a portion of the senior subordinated notes. These premiums and the write-off represent additional costs of financing and management of the Company's capital structure.

ITEM 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the accompanying consolidated financial statements and notes. Please see "Risk Factors" and "Forward-Looking Statements" for a discussion of the risks, uncertainties and assumptions associated with these statements. Unless otherwise noted, all amounts discussed herein are consolidated.

Business Overview

        We are a leading provider of specialized mission-critical outsourced technical services to civilian and military government agencies. Our specific global expertise is in law enforcement training and support, security services, base operations and aviation services and operations. We also provide logistics support for all of our services. Our current customers include the DoS; the Army, Air Force, Navy and Marine Corps (collectively, the DoD); and commercial customers and foreign governments. As of March 30, 2007, we had over 14,600 employees in 33 countries, 45 active contracts ranging in duration from three to ten years and over 100 task orders.

        Our business strategy is to further increase our revenues and earnings by expanding current business opportunities, capitalizing on industry trends, pursuing commercial and foreign government opportunities and expanding our domestic service offerings. We have a long-standing record of providing services in support of a broad array of highly complex platforms and systems that are vital to our customers' operations and, together with our predecessors, have provided support services to the U.S. government for 55 years. We believe that the longevity and depth of our customer relationships have positioned us as a contractor of choice for our customers, creating a unique advantage and opportunity to cross-sell our capabilities to capture additional contract opportunities. The U.S. government is increasing its reliance on outsourcing and has increased spending in our target markets.

Operating Environment

        We are primarily a U.S. government contractor providing a broad range of critical technical services to civilian and military government agencies and to a lesser extent, commercial customers. As a result, our operating performance for any time period is impacted primarily by trends in U.S. government outsourcing, spending and the awarding of contracts and related payment terms which can have a significant effect on our business. The trends we monitor and the impact we believe they have on our business are discussed below.

        Increased Outsourcing by U.S. and Foreign Governments – We have seen and benefited from a continued trend toward outsourcing of services by the U.S. government, particularly within the DoD and the DoS. These outsourcing trends are seen both domestically and internationally and support the increased deployment of U.S. resources overseas. The increase in overseas deployment has been in both frequency and magnitude, and across multiple U.S. government agencies. For example, our GS segment has witnessed strong growth as a result of the U.S. government's trend toward outsourcing critical functions. Outside of the U.S. government, we are seeing other countries, particularly the United Kingdom and United Arab Emirates, follow the U.S. government trend to outsource services. We believe that this provides additional markets for our existing services. Our GS reporting segment primarily provides outsourced law enforcement training, drug eradication, global logistics and personal physical security services to government and commercial customers in foreign jurisdictions. GS has grown revenues from $631.7 million for fiscal 2004 to $1.4 billion for fiscal 2007, or 65% of our total revenues. Although we expect to continue to see increases in government outsourcing for the foreseeable future, particularly in government technical support services and other non-combat related functions, the adoption of new laws or regulations that affect companies that provide services to the federal government or curtailment of the federal government's outsourcing of services to private contractors would significantly alter this positive trend.

        Increased Spending by Our Customers – The DoD budget for fiscal 2008, excluding supplemental funding relating to operations in Iraq and Afghanistan, has been proposed to Congress at $481.4 billion, representing a 62% increase over fiscal 2001. The U.S. government budget for international development and humanitarian and international security assistance coordinated by the DoS has grown from approximately $15.0 billion in fiscal 2000 to a projected $25.0 billion in fiscal 2009 (a compound annual growth rate of 5.2%). As a result of the U.S. military's presence in the Middle East and abroad, we believe that this trend will continue for the foreseeable future and that we are well-positioned to benefit from this trend. Among the factors that could impact U.S. government spending and that would reduce our U.S. government contracting business are: a significant decline in, or reapportioning of, spending by the U.S. government, in general, or by the DoD or the DoS, specifically.

        Shift to More Multiple Awards in IDIQ Contracts – The trend in the service segment of the U.S. government has been to award more multiple award IDIQ contracts. We expect these trends to continue. Strong customer relationships combined with strong past performance will increase the probability of obtaining a customer's business under multiple award IDIQ contracts, as well as winning new procurements. In fiscal 2007 and 2006, 56.7% and 58.9% of our revenues were attributable to IDIQ contracts, respectively. Traditional government contracts typically have a base year award plus four to nine option years, limiting the competition to the 5-10 year contract cycle. Under multiple award IDIQ contracts, the customer has the ability to compete for the work more frequently among the contract holders, or even move the work on a sole source basis to one of the other providers. This trend toward multiple award IDIQ contracts could increase the volatility in our revenue but also potentially allows us to compete more frequently for work not previously secured.

        Shift from Cost-Reimbursement Contracts to Time-and-Materials or Fixed-Price Contracts – Our government contract services have three distinct pricing structures: fixed-price, time-and-materials and cost-reimbursement, representing approximately of 43%, 36% and 21% our revenues, respectively, for fiscal 2007, and approximately 34%, 38% and 28% of our revenues, respectively, for fiscal 2006. We believe that our profitability will continue to improve as we anticipate that our customers will continue to shift away from cost-reimbursement to time-and-materials contracts and fixed-price contracts. We base our belief on recent trends in our revenues, the nature of the contracts on which we are bidding and the favorable pricing structure that exists within fixed-price and time-and-materials contracts. We assume financial risk on time-and-materials and fixed-price contracts, because we assume the risk of performing those contracts at the stipulated prices or negotiated hourly rates. If we do not accurately estimate ultimate costs and control costs during performance of the work, we could lose money on a particular contract or have lower than anticipated margins. The movement from cost type contracts to time-and-materials or fixed-price contracts, while increasing our risks, allows us the opportunity to earn higher margins.

        Increased Maintenance, Overhaul and Upgrades ("O&M") needed to Support Aging Military Platforms – Another trend we monitor to determine our future strategy is the age and use of weapon systems. The high-visibility/high-cost weapons systems tend to be the target of budget reductions, while the O&M budget continues to grow as a percentage of the total budget. The O&M portion of the DoD budget, which includes the majority of the services we provide, is the largest and fastest growing segment of DoD military spending. Also, as the purchase of new weapons systems is delayed or cancelled, the current weapons systems continue to age and require increased maintenance. This aging, combined with the increased use of the equipment, often in harsh environments, provides opportunities for the services we offer.

        Competition – We believe that the favorable industry trends that we anticipate may also attract additional competition by certain existing and potential competitors. We compete with various entities across geographic and business lines. Some of our competitors have greater financial and other resources than we do or are better positioned than we are to compete for contract opportunities. In addition, we are at a disadvantage when bidding for contracts put up for re-competition for which we are not the incumbent provider, because incumbent providers are frequently able to capitalize on customer relationships, technical knowledge and pricing experience gained from their prior service.

        We have aligned and report our business operations through two reporting segments: GS and MTSS.

GS Segment Activity

        GS, with revenues of approximately $1.4 billion, $1.3 billion and $1.2 billion for fiscal years 2007, 2006 and 2005, respectively, provides outsourced technical services to government agencies, and commercial customers worldwide. GS consists of the four operating units (i) Law Enforcement and Security, (ii) Contingency and Logistics Operations, (iii) Operations Maintenance and Construction Management, and (iv) Specialty Aviation and Counter-drug Operations.

        Law Enforcement and Security – This operating unit provides international policing and police training, judicial support, immigration support and base operations. In addition, it provides security and personal protection for diplomats, designs, installs and operates security systems and develops security software, smart cards and biometrics for use by government agencies and commercial customers.

        Contingency and Logistics Operations – This operating unit provides peace-keeping support, humanitarian relief, de-mining, worldwide contingency planning and other rapid response services. In addition, it offers inventory procurement and tracking services, equipment maintenance, property control, data entry and mobile repair services.

        Operations Maintenance and Construction Management – This operating unit provides facility and equipment maintenance and control and custodial and administrative services. In addition, it provides civil, electrical, infrastructure, environmental and mechanical engineering and construction management services.

        Specialty Aviation and Counter-drug Operations – This operating unit provides services including drug eradication and host nation pilot and crew training.

MTSS Segment Activity

        MTSS, with revenues of approximately $720.0 million, $700.0 million and $690.0 million for fiscal years 2007, 2006 and 2005, respectively, offers the following services:

        Aviation Services and Operations – Our aviation services and operations include aircraft fleet maintenance, depot augmentation, aftermarket logistics support, aircrew services and training, ground equipment maintenance and modifications, quality control, FAA certification, facilities and operations support, aircraft scheduling and flight planning and the provisioning of pilots, test pilots and flight crews. Services are provided from both main base locations and forward operating locations.

        Aviation Engineering – Our technicians manufacture and install aircraft modification programs for a broad range of weapons systems and aircraft engines. In addition, we provide services such as engineering design, kit manufacturing and installation, field installations, configuration management, avionics upgrades, cockpit and fuselage redesign and technical data, drawings and manual revisions.

        Aviation Ground Equipment Support – Our services include ground equipment support, maintenance and overhaul, modifications and upgrades, corrosion control, engine rebuilding, hydraulic and load testing and serviceability inspections. We provide these services worldwide and offer both short and long duration field teams. As of March 30, 2007, we employed over 850 mechanics, technicians and support personnel who perform depot level overhaul of ground support equipment for U.S. Navy and U.S. Coast Guard programs and provide depot level ground support equipment at 20 worldwide locations.

        Ground Vehicle Maintenance – Our ground vehicle maintenance services include vehicle maintenance, overhaul and corrosion control and scheduling and work flow management. We perform maintenance and overhaul on wheeled and tracked vehicles for the U.S. Army and U.S. Marine Corps, in support of their pre-positioning programs. We also provide overall program management, logistics support, tear down and inspection of equipment cycled off of pre-positioned ships.

Explanation of Reporting Periods and Basis of Presentation

        The 2005 Acquisition – On December 12, 2004, Veritas Capital and its subsidiary, DynCorp International (formerly known as DI Acquisition Corp.), entered into a purchase agreement with Computer Sciences Corporation and DynCorp whereby DynCorp International Inc. agreed to acquire us, (the "2005 Acquisition"). DynCorp International Inc. assigned its rights to acquire our company to DI Finance LLC, or DI Finance, its wholly owned subsidiary. Immediately after the consummation of the 2005 Acquisition on February 11, 2005, DI Finance was merged with and into us. We survived the merger and are now a wholly owned subsidiary of DynCorp International Inc.

        The purchase price for the 2005 Acquisition was $937.0 million after giving effect to a net working capital adjustment in favor of Computer Sciences Corporation in the amount of $65.6 million and $6.1 million of accumulated dividends in connection with our Parent's preferred stock issued for satisfaction of the working capital adjustment. Of the $937.0 million purchase price, $775.0 million was paid in cash, $140.6 million was paid to Computer Sciences Corporation in the form of our Parent's preferred equity, $6.1 million represents accumulated dividends on our Parent's preferred stock issued in connection with the working capital adjustment and the remaining amounts were transaction expenses.

        In addition to the issuance of our Parent's preferred stock to Computer Sciences Corporation and the additional preferred stock equity investment as discussed above, the 2005 Acquisition was funded by:

  •
  borrowings under our Senior Secured Credit Facility, consisting of a $345.0 million term loan which was drawn down at closing, and a $90.0 million revolving credit facility, as amended, which was drawn down by $20.0 million shortly after closing;
  •
  the senior subordinated notes offering of $320.0 million by us and our affiliates; and
  •
  a common equity investment in our Parent of $86.0 million by Veritas Capital and $14.0 million by the Northwestern Mutual Life Insurance Company.

        Additional discussion of our senior credit facilities and subordinated notes is included in Note 7 to our consolidated financial statements.

        As a result of the 2005 Acquisition, our assets and liabilities have been adjusted to their estimated fair value. The excess of the total purchase price over the fair value of our assets has been allocated to goodwill and other intangible assets.

        Reporting period explanation – As discussed above, on February 11, 2005, we were sold by Computer Sciences Corporation to an entity controlled by Veritas Capital. The financial statements from March 8, 2003 to February 11, 2005, the period of Computer Sciences Corporation ownership, are referred to as the "immediate predecessor period" statements. We refer to financial statements from and after February 12, 2005 as the "successor period" statements.

        Pro forma financial information – We are providing the following supplemental comparative financial information on a pro forma and combined basis for the immediate predecessor and successor for the full fiscal year ended April 1, 2005 as if the acquisition was effective at the beginning of the fiscal year. The information is derived from the application of pro forma adjustments to the historical statement of operations of the immediate predecessor for the period from April 3, 2004 to February 11, 2005 as if the 2005 Acquisition occurred on April 3, 2004. The statement of operations for the 49 days ended April 1, 2005 represents the historical results of the successor company.

        The pro forma adjustments are described in the notes to the pro forma statement of operations and are based on available information and assumptions that management believes are reasonable. The pro forma statement of operations is not necessarily indicative of the future results of operations of the successor company or results of operations of the successor company that would have actually occurred had the 2005 Acquisition been consummated as of April 3, 2004. Unless otherwise indicated, references in this section to results for the full year of fiscal 2005 reflect pro forma and combined results of the immediate predecessor and successor periods. These pro forma results should be read in conjunction with the consolidated financial statements, related notes and other consolidated financial information included elsewhere in this Form 10-K.

Pro Forma Financial Information

	Immediate Predecessor
		Successor			Pro Forma Combined Fiscal Year Ended April 1, 2005
(Dollars in thousands)	April 3, 2004 to February 11, 2005	49 Days Ended April 1, 2005	Adjustments
Revenues	$1,654,305	$266,604	$–		$1,920,909
Cost of services	(1,496,109)	(245,406)	–		(1,741,515)
Selling, general and administrative expenses	(57,755)	(8,408)	775	(1)	(65,388)
Depreciation and amortization expense	(5,922)	(5,605)	(34,009)	(2)	(45,536)

Total costs and expenses	(1,559,786)	(259,419)	(33,234)		(1,852,439)

Operating income	94,519	7,185	(33,234)		68,470
Interest expense	–	(8,054)	(47,414)	(3)	(55,468)
Interest income	170	7	–		177

Income (loss) before income taxes	94,689	(862)	(80,648)		13,179
Provision for income taxes	(34,956)	(60)	30,153	(5)	(4,863)

Net income (loss)	$59,733	$(922)	$(50,495)		$8,316

Segment Information
Revenues:
Government Services	$1,059,713	$173,007	$–		$1,232,720
Maintenance and Technical Support Services	594,480	93,674	–		688,154
Other	112	(77)	–		35

Consolidated	$1,654,305	$266,604	$–		$1,920,909

Operating income:
Government Services	$68,198	$3,447	$(24,821)		$46,824
Maintenance and Technical Support Services	27,755	3,662	(8,106)		23,311
Other	(1,434)	76	(307)		(1,665)

Consolidated	$94,519	$7,185	$(33,234)		$68,470

Cash flow data:
Net cash used in operating activities	$(2,092)	$(31,240)	$–		$(33,332)
Net cash used in investing activities	(10,707)	(869,394)	–		(880,101)
Net cash provided by financing activities	14,325	906,072	–		920,397

(1)
The annual management fee is $300, $25 of which is reflected under selling, general and administrative for the successor period and which is offset by management retention bonuses expensed during the successor period of $1,050.

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

(4)
Represents a full year of accreted value on our preferred stock.

(5)
Based on an effective tax rate of 36.9%, which is the historical rate for the period April 3, 2004 to February 11, 2005 and is the expected approximate effective tax rate for successor operations.

Results of Operations

Fiscal Year Ended March 30, 2007 Compared to Fiscal Year Ended March 31, 2006

        The following tables set forth, for the periods indicated, our consolidated results of operations, both in dollars and as a percentage of revenues:

	Successor
	Fiscal Year Ended
(Dollars in thousands)	March 30, 2007		March 31, 2006
Revenues	$2,082,274	100.0%	$1,966,993	100.0%
Cost of services	(1,817,707)	(87.3%)	(1,722,089)	(87.5%)
Selling, general and administrative expenses	(107,681)	(5.2%)	(97,520)	(5.0%)
Depreciation and amortization expense	(43,401)	(2.1%)	(46,147)	(2.4%)

Operating income	113,485	5.4%	101,237	5.1%
Interest expense	(58,412)	(2.8%)	(56,686)	(2.9%)
Loss on early extinguishment of debt	(3,484)	(0.1%)	–	0.0%
Net earnings from affiliates	2,913	0.1%	–	0.0%
Interest income	1,789	0.1%	461	0.0%

Income before taxes	56,291	2.7%	45,012	2.2%
Provision for income taxes	(20,549)	(1.0%)	(16,627)	(0.8%)

Net income	$35,742	1.7%	$28,385	1.4%

Consolidated

        Revenues – Revenues in the fiscal year ended March 30, 2007 increased by $115.3 million, or 5.9%, as compared with the fiscal year ended March 31, 2006. 82% of the increase is attributable to the GS segment, with the remaining 18% attributable to the MTSS segment. The increase, as more fully described in the results by segment, is primarily a result of additional services provided by the GS segment under the African Peacekeeping and Air-Wing drug eradication contracts. In addition, a higher number of international police liaison officers were deployed in the Middle East under the Civilian Police program and increased aviation maintenance services were provided by the MTSS segment.

        Cost of services – Cost of services are comprised of direct labor, direct material, subcontractor costs, other direct costs and overhead. Other direct costs include travel, supplies and other miscellaneous costs. Costs of services in the fiscal year ended March 30, 2007 increased by $95.6 million, or 5.6%, compared with the fiscal year ended March 31, 2006. As a percentage of revenue, costs of services decreased to 87.3% for fiscal year ended March 30, 2007 from 87.5% for fiscal year ended March 31, 2006. The factors contributing to the decrease in cost of services as a percentage of revenue were (i) continued strong performance of fixed-price task orders under the Civilian Police and Air-Wing programs; (ii) improved contract mix resulting from a larger proportion of higher-margin fixed-price and time-and-materials contracts; (iii) contract modifications for construction efforts in Afghanistan completed in earlier periods; and (iv) wage pass-through claims within the MTSS segment. These factors were offset by: (i) operating costs in excess of contract funding to complete a base camp in Iraq in the second quarter of fiscal 2007; and (ii) the suspension of a security contract with a customer in Saudi Arabia.

        Selling, general and administrative expenses ("SG&A") – SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing and business development. SG&A is impacted by growth in our underlying business, various initiatives to improve organizational capability, compliance and systems improvements. SG&A in the fiscal year ended March 30, 2007 increased $10.2 million, or 10.4%, compared with the fiscal year ended March 31, 2006. In addition, as a percentage of revenue, SG&A increased slightly to 5.2% for the fiscal year ended March 30, 2007 from 5.0% for the fiscal year ended March 31, 2006. Factors contributing to the increase for the fiscal year ended March 30, 2007 include an increase in business development costs and an increase in corporate administrative costs, primarily the result of developing these functions as an independent company. In addition, fiscal 2007 SG&A includes $6.5 million related to severance expenses for certain former executives and bonus compensation associated with the Company's Equity Offering. Offsetting these increases was a $7.0 million reduction in bad debt expense compared to fiscal 2006.

        Depreciation and amortization – Depreciation and amortization in the fiscal year ended March 30, 2007 decreased $2.7 million, or 6%, as compared with the fiscal year ended March 31, 2006.

        Interest expense – Interest expense in the fiscal year ended March 30, 2007 increased by $1.7 million, or 3.0%, as compared with the fiscal year ended March 31, 2006. The interest expense incurred relates to our Senior Secured Credit Facility, revolving credit facility, senior subordinated notes and amortization of deferred financing fees. The increase is due to the higher interest expense related to the Senior Secured Credit Facility from increasing variable interest rates during the fiscal year ended March 30, 2007. Partially offsetting the higher variable rate interest expense was lower interest incurred on the senior subordinated notes, which have a fixed interest rate of 9.5%, due to the partial redemption in connection with our Parent's Equity Offering.

        Loss on debt extinguishment – In conjunction with our Parent's Equity Offering in May 2006, we incurred: (i) a premium of $2.7 million related to the redemption of a portion of our senior subordinated notes; and (ii) the write-off of $0.8 million in deferred financing costs associated with the early retirement of a portion of our senior subordinated notes.

        Income tax expense – Income tax expense in the fiscal year ended March 30, 2007 increased $3.9 million or 23.6%, compared with the fiscal year ended March 31, 2006. The increase is consistent with the increase in net income before tax as the effective tax rate for both fiscal years was approximately 37%.

Results by Segment

        The following table sets forth the revenues and operating income for our GS and MTSS operating segments, both in dollars and as a percentage of our consolidated revenues for segment revenue and as a percentage of segment specific revenue for operating income, for the fiscal year ended March 30, 2007 as compared to the fiscal year ended March 31, 2006.

	Successor
	For the Fiscal Year Ended
(Dollars in thousands)	March 30, 2007		March 31, 2006
Revenues
Government Services	$1,359,556	65.3%	$1,264,586	64.3%
Maintenance & Technical Support Services	722,718	34.7%	702,407	35.7%

Consolidated	$2,082,274	100.0%	$1,966,993	100.0%

Operating Income
Government Services	97,515	7.2%	93,637	7.4%
Maintenance & Technical Support Services	18,323	2.5%	10,017	1.4%
Other(1)	(2,353)	NA	(2,417)	NA

Consolidated	$113,485	5.5%	$101,237	5.1%

(1)
Represents equity-based compensation expense.

Government Services

Revenue

        Revenues for the fiscal year ended March 30, 2007 increased $95.0 million, or 7.5%, as compared with the fiscal year ended March 31, 2006. The increase primarily reflected the following:

  •
  increased aviation support services of drug eradication activities under the Air-Wing program in South America and Afghanistan – $85.8 million;

  •
  higher net number of international police liaison officers deployed in the Middle East under the Civilian Police program – $16.0 million;

  •
  additional contingency and logistics services provided to the Africa Peacekeeping contract – $43.4 million; and

  •
  new construction, maintenance and contingency contracts – $47.0 million.

partially offset by:

  •
  conclusion of five task orders under the World Wide Personal Protective Services program – $73.8 million;

  •
  the suspension of a security contract with a customer located in the Middle East – $11.8 million; and

  •
  non-recurring contingency and logistics services provided to FEMA after hurricane Katrina – $11.6 million.

Operating income

        Operating income for the fiscal year ended March 30, 2007 increased $3.9 million, or 4.1%, as compared with the fiscal year ended March 31, 2006. The increase primarily reflected the following:

  •
  improved profitability on fixed-price task orders under the Air-Wing program due to strong performance and favorable contract changes – $11.4 million;

  •
  increased logistic support services under the Africa Peacekeeping program with the DoS – $3.7 million;

  •
  a contract modification for construction activities in Afghanistan completed in earlier periods – $7.6 million; and

  •
  a reduction in bad debt expense – $7.0 million.

partially offset by:

  •
  the suspension of a security contract with a customer located in the Middle East – $7.8 million;

  •
  lower contribution from the Worldwide Personal Protection Services programs, including the completion of task orders in Israel, Haiti, Afghanistan and central Iraq, unrealized investment in personnel training and cost in excess of contract funding to complete the construction of a base camp in Iraq for the DoS – $14.5 million;

  •
  non-recurring contingency and logistics services provided to FEMA after hurricane Katrina – $2.8 million; and

  •
  lower contribution from the Forward Operating Locations programs, primarily due to a lower number of vehicles purchased by the customer – $0.7 million.

Maintenance & Technical Support Services

Revenues

        Revenues for the fiscal year ended March 30, 2007 increased $20.3 million, or 2.9%, compared with the fiscal year ended March 31, 2006. The increase primarily reflected the following:

  •
  an increase in personnel and services provided under the Contract Field Teams ("CFT") program – $19.7 million;

  •
  increased domestic aviation services provided to the U.S. Air Force through a subcontract agreement under the C-21 Contractor Logistics Support program – $25.7 million;

  •
  revenue recorded in connection with wage pass-through claims – $10.2 million; and

  •
  new business and net growth in existing contracts – $24.5 million.

partially offset by:

  •
  reduced U.S. government funding for the Army Pre-Positioned Stocks Afloat program – $20.7 million;

  •
  the completion of the Fort Hood contract and Bell Helicopter contracts under the Domestic Aviation program – $31.4 million;

  •
  decrease in services provided on the V-22 helicopter under the CFT contract – $2.3 million; and

  •
  cyclic nature of time between overhauls on engines and propellers performed under the Life Cycle Contractor Support ("LCCS") program – $5.4 million.

Operating income

        Operating income for the fiscal year ended March 30, 2007 increased $8.3 million, or 83%, compared with the fiscal year ended March 31, 2006. The increase primarily reflected the following:

  •
  wage pass-through claims – $10.2 million;

  •
  various new business and net growth in existing contracts – $5.5 million;

  •
  increased domestic aviation services provided to the U.S. Air Force through a subcontract agreement under the C-21 Contractor Logistics Support program – $0.4 million; and

  •
  improved profitability on the CFT program, which benefited from maintenance and repair activities performed on military equipment returning from Iraq and Afghanistan – $1.3 million.

partially offset by:

  •
  operating losses from services provided to the U.S. Army under the LCCS program and Commercial Support Services ("CSS") program – $8.0 million; and

  •
  completion of the Fort Hood contract in July 2006 – $1.1 million.

Fiscal Year Ended March 31, 2006 Compared to Fiscal Year Ended April 1, 2005 Pro Forma

        The following tables set forth, for the periods indicated, our historical and pro forma combined results of operations, both in dollars and as a percentage of revenues:

	Successor
(Dollars in thousands)	Fiscal Year Ended March 31, 2006		Pro Forma Combined Fiscal Year Ended April 1, 2005(1)
Revenues	$1,966,993	100.0%	$1,920,909	100.0%
Cost of services	(1,722,089)	(87.5%)	(1,741,515)	(90.7%)
Selling, general and administrative expenses	(97,520)	(5.0%)	(65,388)	(3.4%)
Depreciation and amortization expense	(46,147)	(2.4%)	(45,536)	(2.4%)

Operating income	101,237	5.1%	68,470	3.5%
Interest expense	(56,686)	(2.9%)	(55,468)	(2.9%)
Interest income	461	0.0%	177	0.0%

Income before taxes	45,012	2.2%	13,179	0.6%
Provision for income taxes	(16,627)	(0.8%)	(4,863)	(0.3%)

Net income (loss)	$28,385	1.4%	$8,316	0.3%

(1)
This information was derived from, and should be read in conjunction with, the "Pro Forma Financial Information" and footnotes thereto included in Item 7 of this Form 10-K.

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

Consolidated

        Revenues – Total revenues for the fiscal year ended March 31, 2006 were $1,967.0 million, an increase of $46.1 million, or 2.4%, from $1,920.9 million for the fiscal year ended April 1, 2005 pro forma. For the twelve months ended March 31, 2006 and April 1, 2005, approximately 34%, 38% and 28% and approximately 27%, 39% and 34% of our revenues were derived from fixed-price, time-and-materials, and cost-reimbursement contracts, respectively.

        Revenues from our GS segment for the fiscal year ended March 31, 2006 were $1,264.6 million, an increase of $31.9 million, or 2.6%, from $1,232.7 million for the fiscal year ended April 1, 2005 pro forma. Increases in this segment include $79.0 million of revenue under the International Narcotics and Law Enforcement Air-Wing program as a result of a new contract that went into effect on November 1, 2005 for operations, and added work to provide helicopter support for ground eradication efforts in Afghanistan, $27.1 million of new work providing hurricane relief efforts along the Gulf Coast, $26.0 million due to added work under our Africa Peacekeeping contract with the DoS and $12.8 million of additional construction work under the Worldwide Personal Protective Services program. These increases were partially offset by a reduction of $16.6 million under the Civilian Police program due to the timing of various construction efforts in the Middle East, and $67.5 million from a series of contracts to provide security and logistics support to various U.S. government construction efforts in the Middle East as a subcontractor. This type of subcontract effort was typically short term with delayed payments, and therefore we decided to exit this line of business until it can be performed in a more stable environment with improved financial terms. Further offsetting the increases described above was a reduction in our DynMarine Services of Virginia LLC business of $32.0 million due to the discontinuance of our work under the Oceanographics Ships contract.

        Revenues from our MTSS segment for the fiscal year ended March 31, 2006 were $702.4 million, an increase of $14.2 million, or 2.1%, from $688.2 million for the fiscal year ended April 1, 2005 pro forma. The MTSS increase of $14.2 million was primarily driven by the Life Cycle Contractor Support program increase of $8.5 million due to the addition of the Global Air Traffic Management avionics modification to the contract, an increase in the Army Pre-Positioned Stocks program of $7.8 million and the ramp-up of the AH-1/UH-1 program, which increased $16.9 million since the initial contract award during the first quarter of fiscal 2005. Partially offsetting this increase was the Contract Field Teams program, which decreased by $10.2 million mainly as a result of reduced workload for maintenance, repair and refurbishment of weapons systems, and the end of the Al Salam program, which reduced revenue by $12.4 million. We withdrew from the Al Salam program due to unfavorable contract terms offered by the customer. Consequently, the customer decided to self perform the maintenance we had been providing. In addition, the Holloman contract decreased by $5.1 million due to the removal of the German F-4s from the contract.

        Cost of services – Cost of services are comprised of direct labor, direct material, subcontractor costs, other direct costs and overhead. Other direct costs include travel, supplies and other miscellaneous costs. Costs of services for the fiscal year ended March 31, 2006 were $1,722.1 million, a decrease of $19.4 million, or 1.1%, from $1,741.5 million for the fiscal year ended April 1, 2005 pro forma. As a percentage of revenue, costs of services in the fiscal year ended March 31, 2006 was 87.5%, a decrease from 90.7% in the fiscal year ended April 1, 2005 pro forma. This reduction as a percentage of revenue was due to the following: (i) strong performance on fixed-price construction projects and on fixed-price task orders under the Civilian Police program; and (ii) improved contract mix resulting from a larger proportion of higher-margin fixed-price and time-and-materials contracts as opposed to lower-margin cost reimbursable contracts.

        Selling, general and administrative expenses – Selling, general and administrative expenses primarily relate to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing and business development. Selling, general and administrative expenses for the fiscal year ended March 31, 2006 were $97.5 million, an increase of $32.1 million, or 49.1%, from $65.4 million for the fiscal year ended April 1, 2005 pro forma. In addition, as a percentage of revenue, selling, general and administrative expenses were 5.0% for the fiscal year ended March 31, 2006, an increase from 3.4% for the fiscal year ended April 1, 2005 pro forma. This increase was primarily the result of developing our administrative functions as an independent company, which contributed approximately $15.0 million to the fiscal 2006 increase. Prior to the 2005 Acquisition, these services were provided by our predecessor parent, Computer Sciences Corporation. In addition to the development of administrative functions, we incurred a higher business development cost of approximately $10.0 million during fiscal 2006. Business development expenses represented $32.0 million or 33% of total selling, general and administrative expense. Other factors contributing to higher selling, general and administrative expenses in fiscal 2006 include:

  •
  Non-cash equity-based compensation expense was $2.4 million;

  •
  Legal expense of approximately $1.6 million related to our legal contingencies; and

  •
  Certain incentive compensation payments related to retention bonuses associated with the 2005 Acquisition and incentive payments related to our Parent's Equity Offering were $2.7 million and $2.3 million, respectively. Pro forma fiscal 2005 included approximately $1.1 million of retention bonus expense.

        Depreciation and amortization – Depreciation and amortization for the fiscal year ended March 31, 2006 was $46.1 million, an increase of $0.6 million from $45.5 million for the fiscal year ended April 1, 2005 pro forma. This increase was primarily due to higher depreciation expense. Amortization in the fiscal year ended April 1, 2005 pro forma was based on an estimate of current year amortization. The amortization for the fiscal year ended March 31, 2006 was based on the 2005 Acquisition, which included a step-up in basis of our customer-related intangibles resulting in increased amortization. An independent valuation study was done to allocate the purchase price between goodwill and intangibles.

        Interest Expense – Interest expense for the fiscal year ended March 31, 2006 was $56.7 million, an increase from $55.5 million for the fiscal year ended April 1, 2005 pro forma. The interest expense incurred related to our Senior Secured Credit Facility, the revolving credit facility and our senior subordinated notes. This interest expense includes interest costs applicable to the fiscal year as well as amortization of deferred financing fees. The increase was primarily due to the increasing interest rates during fiscal 2006.

        Income tax expense – We had income tax expense for the fiscal year ended March 31, 2006 of $16.6 million, an increase of $11.7 million, or 238.8%, from income tax expense of $4.9 million for the fiscal year ended April 1, 2005 pro forma. The increase is consistent with the increase in net income before income taxes as the effective rate for the fiscal year ended March 31, 2006 and the fiscal year ended April 1, 2005 pro forma was 36.9%.

Results by Segment

        We have aligned and report our business operations through two operating segments: GS and MTSS.

        The following table sets forth the revenues and operating income for our GS and MTSS operating segments, both in dollars and as a percentage of our consolidated revenues for segment revenue and as a percentage of segment specific revenue for operating income, for the fiscal year ended March 31, 2006 as compared to the fiscal year ended April 1, 2005 pro forma.

	Successor		Immediate Predecessor
(Dollars in thousands)	Fiscal Year Ended March 31, 2006		Pro Forma for the Year Ended April 1, 2005
Revenues
Government Services	$1,264,586	64.3%	$1,232,720	64.2%
Maintenance & Technical Support Services	702,407	35.7%	688,154	35.8%
Other	–	–	35	0.0%

Consolidated	$1,966,993	100.0%	$1,920,909	100.0%

Operating Income
Government Services	93,637	7.4%	46,824	3.8%
Maintenance & Technical Support Services	10,017	1.4%	23,311	3.4%
Other(1)	(2,417)	NA	(1,665)	NA

Consolidated	$101,237	5.1%	$68,470	3.6%

(1)
Represents equity-based compensation expense.

Government Services

        Revenues – Revenues for the fiscal year ended March 31, 2006 were $1,264.6 million, an increase of $31.9 million, or 2.6%, from $1,232.7 million for the fiscal year ended April 1, 2005 pro forma. The revenue increase was due to additional revenue under the International Narcotics and Law Enforcement Air-Wing program as a result of a new contract that went into effect on November 1, 2005 for operation, added work to provide helicopter support for ground eradication efforts in Afghanistan, new work providing hurricane relief efforts along the Gulf Coast, added work under our Africa Peacekeeping contract with the DoS and additional construction work under the Worldwide Personal Protective Services program. These increases were partially offset by a reduction of revenue under the Civilian Police program due to the timing of various construction efforts in the Middle East, and from a series of contracts to provide security and logistics support to various U.S. government construction efforts in the Middle East as a subcontractor. This type of subcontract effort was typically short term with delayed payments, and therefore we decided to exit this line of business until it can be performed in a more stable environment with improved financial terms. Further offsetting the increases described above was a reduction in our DynMarine Services of Virginia LLC business due to the discontinuance of our work under the Oceanographics Ships contract.

        Operating income – Operating income for the fiscal year ended March 31, 2006 was $93.6 million, an increase of $46.8 million, or 100.0%, from $46.8 million for the fiscal year ended April 1, 2005 pro forma. Operating income as a percentage of revenue for the fiscal year ended March 31, 2006 and April 1, 2005 pro forma was 7.4% and 3.8%, respectively. The increase is due to the following: (i) strong performance on fixed-price construction projects and on fixed-price task orders under the Civilian Police program; and (ii) improved contract mix resulting from a larger proportion of higher-margin fixed-price and time-and-materials contracts as opposed to lower-margin cost reimbursable contracts. The Civilian Police contract changed from cost-reimbursement to a combination of fixed-price and time-and-materials in February 2004, and the International Narcotics and Law Enforcement Air-Wing contract had a similar change effective November 2005. Fiscal 2006 also includes the recognition of an equitable adjustment related to our Civilian Police program. The equitable adjustment resulted in earnings of $5.5 million during fiscal 2006.

Maintenance & Technical Support Services

        Revenues – Revenues for the fiscal year ended March 31, 2006 was $702.4 million, an increase of $14.2 million, or 2.0%, from $688.2 million for the fiscal year ended April 1, 2005 pro forma. This revenue increase was primarily from the Global Air Traffic Management avionics modification under the Life Cycle Contractor Support program, increases on Army Pre-positioned Stocks Afloat program workload and ramp-up of the AH-1/UH-1 program. These increases were partially offset by reduced workload under Contract Field Teams, and the withdrawal from the Al Salam contract due to unfavorable contract terms offered by the customer. Consequently, the customer decided to self perform the F-15 maintenance we had been providing.

        Operating income – Operating income for the fiscal year ended March 31, 2006 was $10.0 million, a decrease of $13.3 million, or 57.1%, from $23.3 million for the fiscal year ended April 1, 2005 pro forma. Operating income as a percentage of revenue for the fiscal year ended March 31, 2006 was 1.4% compared to 3.4% for the fiscal year ended April 1, 2005 pro forma. The primary factors contributing to the decrease were as follows: (i) higher indirect allocations not recoverable under our fixed-price and time-and-materials contracts of $9.5 million; (ii) incurred operating losses of $3.2 million in delivering services to the U.S. Army under our Life Cycle Contractor Support program. We have experienced operational issues in executing to the cost structure outlined in the original proposal.

Liquidity and Capital Resources

        Cash generated by operations and borrowings available under our senior credit facility are our primary sources of short-term liquidity. Our sources of operating cash generally include revenues and the reduction of our working capital, particularly accounts receivable. In addition, we completed our Equity Offering in May 2006 and used the net proceeds, together with cash on hand, to repay a portion of our term loan. Based on our ability to generate cash flows from operations and our borrowing capacity under the senior credit facility, we believe we will have sufficient capital to meet our anticipated short-term needs, including debt obligations for the foreseeable future.

Consolidated Cash Flows

        The following table sets forth cash flow data for the periods indicated therein:

	Fiscal Year Ended
(Dollars in thousands)	March 30, 2007	March 31, 2006	Pro Forma Combined Fiscal Year Ended April 1, 2005
Net Cash provided by (used by) operating activities	$93,533	$55,111	$(33,332)
Net Cash used by investing activities	(7,595)	(6,231)	(880,101)
Net Cash provided by (used by) financing activities	(4,056)	(41,781)	920,397

        Operating cash flow, a key source of the Company's liquidity, was $93.5 million for fiscal year 2007, an increase of $38.4 million, or 70%, as compared to the fiscal year 2006. The increase in operating cash flow is primarily attributable to earnings growth of $7.4 million and cash flows provided by working capital of $37.2 million, particularly, accounts payable and accrued liability activities related to the timing of payroll processing, interest payments and customer advances. The timing for payroll processing, interest payments and customer advances can vary from quarter to quarter. Partially offsetting the increased operating cash flow was the payment of special cash bonuses subsequent to our Parent's Equity Offering of $3.1 million in the aggregate to our executive officers and certain other members of management. These bonuses rewarded management for their efforts in connection with the successful consummation of our Parent's Equity Offering.

        Cash flows provided by operating activities for the fiscal year ended March 31, 2006 was $55.1 million compared to a use of cash of $33.3 million for the fiscal year ended April 1, 2005 pro forma. Cash provided by operating activities for fiscal year 2006 consisted of $147.4 million of operating income before considering depreciation and amortization, less $77.7 million of cash paid for interest and normal short-term payment timing of trade receivables and payables. Cash flows used in operating activities for the period ended April 1, 2005 pro forma was $33.3 million. This cash use was primarily the result of an increase in accounts receivable and prepaid and other current assets, partially offset by increases in accounts payable and accruals. The primary driver behind the increase in accounts receivable was the timing of collections before and after the 2005 Acquisition.

        Cash flows related to investing consists primarily of cash used for capital expenditures. Net cash used by investing activities was $7.6 million in fiscal year 2007 compared to $6.2 million for the fiscal year 2006. Capital spending related to the purchase of property and equipment increased $4.7 million in 2007 from 2006 levels to $7.0 million, primarily due to purchase of vehicles, equipment and for certain leasehold improvements. Capital expenditures are made primarily due to contractual requirements. We customarily lease our vehicles and equipment and intend to continue our practice of leasing our vehicles and equipment in the future. Our Senior Secured Credit Facility limits our annual capital expenditures related to the purchase of property and equipment to $8.0 million. We do not expect this limitation to have a material effect on our business.

        Net cash used by investing activities was $6.2 million in fiscal 2006 compared to $880.1 million in fiscal year ended April 1, 2005 pro forma. For fiscal year ended 2006, the primary use of cash was to purchase property and equipment. For fiscal year ended April 1, 2005 pro forma, the primary use of cash was the 2005 Acquisition.

        Cash used by financing activities was $4.1 million for the fiscal year ended March 30, 2007, compared to cash used of $41.8 million for the fiscal year March 31, 2006. Financing activities during the fiscal year 2007 included: (i) partial redemption of senior subordinated notes of $31.5 million, including redemption premium; (ii) transfers received from our Parent; and (iii) borrowings under other financing arrangements. The cash used in financing activities during the fiscal year 2006 was due to the $35.0 million repayment of borrowings under our revolving credit facility, the $3.4 million scheduled repayment of our bank note borrowings, the $1.9 million payment of offering expenses and the $0.5 million purchase of an interest rate cap that limits our exposure to upward movements in variable rate debt.

        Cash used by financing activities was $41.8 million for the fiscal year ended March 31, 2006, compared to cash flows provided of $920.4 million fiscal year ended April 1, 2005. The cash used in financing activities during the fiscal year ended March 31, 2006 is due to the repayment of borrowings under our revolving credit facility in the amount of $35.0 million, scheduled repayment of our bank note borrowings in the amount of $3.4 million, payment of our Parent's equity offering expenses of $1.9 million, payment of debt issuance cost of $0.9 million and the purchase of an interest rate cap for $0.5 million, which limits our exposure to upward movements in variable rate debt. The net cash provided for fiscal year ended April 1, 2005 pro forma is primarily due to the issuance of debt and capital contributions to fund the 2005 Acquisition.

        Based on our current level of operations, we believe our cash flow from operations and our available borrowings under our Senior Secured Credit Facility will be adequate to meet our liquidity needs for at least the next twelve months. However, servicing our indebtedness will require a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we cannot be assured that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our Senior Secured Credit Facility in an amount sufficient to enable us to repay our indebtedness, including the senior subordinated notes, or to fund our other liquidity needs.

Financing

Equity Offering

        On May 9, 2006, our Parent consummated an Equity Offering of 25,000,000 shares of its Class A common stock, par value $0.01 per share, at a price of $15.00 per share. The gross proceeds from the Equity Offering of $375.0 million, together with cash on hand, were used: (i) to redeem all of our Parent's outstanding preferred stock, of which $222.8 million in stated amount, including accrued and unpaid dividends thereon, was outstanding as of May 9, 2006; (ii) to pay a special Class B distribution in the amount of $100.0 million, representing a return of capital of $95.9 million to DIV Holding LLC, the holder of our Parent's common stock; (iii) to redeem $28.0 million of our senior subordinated notes on June 8, 2006; (iv) to pay prepayment penalties of $8.4 million, $5.7 million of which represented prepayment penalties on our Parent's preferred stock and $2.7 million of which represented prepayment penalties on our senior subordinated notes; and (v) to pay transaction expenses of approximately $30.0 million, including an underwriters' commission of $22.5 million, a fee of $5.0 million to Veritas Capital and $2.5 million of miscellaneous fees and expenses related to the Equity Offering.

Debt and Other Obligations

        Long-term debt consisted of the following:

	Successor
(Dollars in thousands)	March 30, 2007	March 31, 2006
Term loans	$338,962	$341,551
9.5% Senior subordinated notes	292,032	320,000

	630,994	661,551
Less current portion of long-term debt	(37,850)	(2,588)

Total long-term debt	$593,144	$658,963

        Future maturities of long-term debt for each of the fiscal years subsequent to March 30, 2007 were as follows:

(Dollars in thousands)
2008	$37,850
2009	3,871
2010	3,096
2011	294,145
2012	–
Thereafter	292,032

Total long-term debt (including current portion)	$630,994

Senior Secured Credit Facility

        On February 11, 2005, we entered into a senior secured credit facility (the "Senior Secured Credit Facility") with a syndicate of banks. The Senior Secured Credit Facility was initially comprised of a senior secured term loan of up to $345.0 million, and a senior secured revolving credit facility of up to $75.0 million, subsequently amended to $103.0 million in November 2006. The full amount of the term loans was drawn at the closing to fund the 2005 Acquisition (see Note 2 to the consolidated financial statements) and pay related fees and expenses. The term loans are due in quarterly payments of $0.7 million through April 1, 2010, and $73.4 million thereafter, with final payment due February 11, 2011. Borrowings under the Senior Secured Credit Facility are secured by substantially all of our assets and the capital stock of our subsidiaries. The Senior Secured Credit Facility also provides for a commitment guarantee of a maximum of $60.0 million, as amended, for letters of credit. The Senior Secured Credit Facility requires letter of credit fees up to 2.5%, payable quarterly in arrears on the amount available for drawing under all letters of credit.

        Borrowings under the term loan bear interest at a rate per annum equal to, at the Company's option, either (1) the Prime Rate or (2) the London Interbank Offered Rate ("LIBOR"), plus an applicable margin determined by reference to the leverage ratio, as set forth in the debt agreement. The applicable margins for the Prime Rate and LIBOR as of March 30, 2007 were 1.25% and 2.25%, respectively.

        Borrowings under the revolving facility bear interest at a rate per annum equal to, at our option, either (1) the Prime Rate or (2) LIBOR plus an applicable margin determined by reference to the leverage ratio, as set forth in the debt agreement. The applicable margins for the Prime Rate and LIBOR as of March 30, 2007 were 1.0% and 2.0%, respectively.

        We are required, under certain circumstances as defined in the Senior Secured Credit Facility, to use a percentage of excess cash generated from operations to reduce the outstanding principal of the term loans in the following year. Under this provision, additional principal payments of approximately $34.7 million are due to be paid in the first quarter of fiscal 2008 and are reflected in current portion of long-term debt.

        On May 2, 2005, we entered into an interest rate cap, which has the effect of placing a ceiling on the interest expense we could incur on $172.5 million of variable debt indexed to LIBOR at 6.5% plus the applicable floating margin (2.25% at March 30, 2007) as defined by the Senior Secured Credit Facility agreement. See Note 9 to the consolidated financial statements for further discussion of interest rate derivatives.

        On January 9, 2006, the Company and its Parent entered into a first amendment and waiver of its Senior Secured Credit Facility. The first amendment and waiver increased the revolving commitment under its Senior Secured Credit Facility by $15.0 million to $90.0 million, which includes an increase in the sub-limit for letters of credit equal to the same amount. The first amendment and waiver also permitted the Company to: (i) pay a transaction fee to Veritas Capital related to our Parent's Equity Offering of up to $10.0 million; (ii) pay a distribution to the holders of our Parent's Class B common stock in an amount equal to the sum of (x) $100.0 million plus (y) the proceeds, if any, of the underwriters' over-allotment option, net of discount and estimated offering expenses; (iii) redeem all of our Parent's then currently outstanding preferred stock; and (iv) redeem up to $65.0 million of the $320.0 million aggregate principal amount of the senior subordinated notes. The first amendment and waiver waived the requirement in the Senior Secured Credit Facility that the Company use 50% of the net cash proceeds from the Equity Offering to prepay loans under the Senior Secured Credit Facility and/or permanently reduce the revolving commitments.

        On June 28, 2006, the Company and its Parent entered into a second amendment and waiver of its Senior Secured Credit Facility. The second amendment and waiver provided for a new term loan in the amount of $431.6 million, which was the outstanding balance of the existing term loan under our Senior Secured Credit Facility on the date of the second amendment and waiver. The maturity date of the new term loan is unchanged from the maturity date of the existing term loan. The proceeds from the new term loan were used to repay the existing term loan. The second amendment and waiver also, among other things, (i) decreases the interest rate margin applicable to the term loan under our Senior Secured Credit Facility; (ii) permits us to request an increase in our revolving credit facility by an aggregate amount of up to $30.0 million provided that none of the existing lenders or any other lender is committed to provide such increase; (iii) increases the amount of capital expenditures permitted under our Senior Secured Credit Facility from $4.0 million per fiscal year to $8.0 million per fiscal year; (iv) increases the amount of capitalized leases permitted under our Senior Secured Credit Facility; (v) allows for the payment of dividends and the repurchase of our Parent's capital stock in the amount of $10.0 million plus, if our leverage ratio (as defined in our Senior Secured Credit Facility) is below 3.25:1.00, 25% of our excess cash flow (as defined in our Senior Secured Credit Facility)

for each fiscal year; and (vi) postpones the first prepayment of the Senior Secured Credit Facility based on our excess cash flow until 90 days following our fiscal year which ended on March 30, 2007.

        In November 2006, the Company obtained additional commitments from two new lenders which increased the revolving credit facility to $103.0 million.

        At March 30, 2007, availability under the revolving credit line for additional borrowings was approximately $81.9 million (which gives effect to approximately $21.1 million of outstanding letters of credit, which reduced our availability by that amount). The Senior Secured Credit Facility requires an unused line fee equal to 0.5% per annum, payable quarterly in arrears, of the unused portion of the revolving credit facility.

        The Senior Secured Credit Facility contain various financial covenants, including minimum levels of EBITDA, minimum interest and fixed charge coverage ratios, and maximum capital expenditures and total leverage ratio. Non-financial covenants restrict the ability of us and our subsidiaries to dispose of assets; incur additional indebtedness; prepay other indebtedness or amend certain debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; issue certain equity instruments; make acquisitions; engage in mergers or consolidations or engage in certain transactions with affiliates; and otherwise restrict certain corporate activities.

        The carrying amount of our borrowings under the Senior Secured Credit Facility approximates fair value based on the variable interest rate of this debt.

9.5% Senior Subordinated Notes

        In February 2005, we completed an offering of $320.0 million in aggregate principal amount of our 9.5% senior subordinated notes due 2013. Proceeds from the original issuance of the senior subordinated notes, net of fees, were $310.0 million and were used to pay the consideration for, and fees and expenses relating to, the 2005 Acquisition (see Note 2). Interest on the senior subordinated notes is due semi-annually. The senior subordinated notes are general unsecured obligations of the Company and certain guarantor subsidiaries.

        Prior to February 15, 2009, we may redeem the senior subordinated notes, in whole or in part, at a price equal to 100% of the principal amount of the senior subordinated notes plus a defined make-whole premium, plus accrued interest to the redemption date. After February 15, 2009, we can redeem the senior subordinated notes, in whole or in part, at defined redemption prices, plus accrued interest to the redemption date. We can also redeem up to 35% of the original aggregate principal amount of the senior subordinated notes at any time before February 15, 2008, with the net cash proceeds of certain equity offerings at a price equal to 109.5% of the principal amount of the senior subordinated notes, plus accrued interest to the redemption date. The holders of the senior subordinated notes may require us to repurchase the senior subordinated notes at defined prices in the event of certain asset sales or change-of-control events.

        On June 9, 2006, in connection with our Parent's Equity Offering, we redeemed approximately $28.0 million of the $320.0 million aggregate principal amount of the senior subordinated notes. We also paid $0.8 million in accrued interest through the redemption date and a prepayment penalty of $2.7 million, and we recognized a $0.8 million loss related to the write-off of a portion of the previously capitalized loan cost for the senior subordinated notes.

        The fair value of the senior subordinated notes is based on their quoted market value. As of March 30, 2007, the quoted market value of the senior subordinated notes was 106.1% of stated value.

Contractual Commitments

        The following table represents our contractual commitments associated with our debt and other obligations as of March 30, 2007:

	Fiscal
(Dollars in millions)	2008	2009	2010	2011	2012	Thereafter	Total
Contractual Obligations:
Senior Secured Credit Facility Term Loan(1)	$37.9	$3.9	$3.1	$294.1	$–	$–	$339.0
Senior Subordinated Notes	–	–	–	–	–	292.0	292.0
Operating Leases(2)	25.5	8.3	4.9	4.5	4.5	13.1	60.8
Interest on Indebtedness(3)	50.7	50.0	49.7	38.6	27.7	24.2	240.9
Contractual Indemnity(4)	–	–	3.7	–	–	–	3.7
Management Fee(5)	0.3	0.3	0.3	0.3	0.3	0.3	1.8

Total Contractual Obligations	$114.4	$62.5	$61.7	$337.5	$32.5	$329.6	$938.2

(1)
Includes effect of mandatory payment of term loan with excess cash flow. See Note 7.

(2)
For additional information about our operating leases, see Note 8.

(3)
Represents interest expense calculated using interest rates of: (i) 7.39% on the term loan; and (ii) 9.5% on the senior subordinated notes.

(4)
Contracted statutory severance obligation due at end of contract. Payment will be deferred if the contract is extended beyond the current term.

(5)
For additional information on the management fee, see Note 16.

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

        Firm funding for our contracts is usually made for one year at a time, with the remainder of the contract period consisting of a series of one-year options. As is the case with the base period of our U.S. government contracts, option periods are subject to the availability of funding for contract performance. The U.S. government is legally prohibited from ordering work under a contract in the absence of funding. Our historical experience has been that the government generally has exercised and funded the option periods of our contracts.

        The following table sets forth our approximate contracted backlog as of the dates indicated:

(Dollars in millions)	March 30, 2007	March 31, 2006	April 1, 2005
Funded Backlog	$1,402	$1,024	$1,140
Unfunded Backlog	4,730	1,617	900

Total Backlog	$6,132	$2,641	$2,040

        In December 2006, the Company, through a joint venture named Global Linguist Solutions LLC ("GLS"), was awarded the Intelligence and Security Command ("INSCOM") contract by the U.S. Army for management of translation and interpretation services in support of Operation Iraqi Freedom. The five-year contract has a maximum value of approximately $4.6 billion. We have a 51% ownership interest in GLS and will consolidate the joint venture in our financial statements. As of March 30, 2007, the funded and unfunded backlog related to this program was $49.0 million and $3.3 billion, respectively, and has been included in the table above. However, the incumbent contractor's protest of the award to GLS was sustained by the Government Accountability Office ("GAO"). Our backlog and estimated remaining contract value metrics may require future adjustment depending on the outcome of future procurement actions taken by the Army in implementing the GAO's recommendation.

Estimated Remaining Contract Value

        Our estimated remaining contract value represents total backlog plus management's estimate of future revenues under IDIQ contracts that have not been funded, or award term periods that have not yet been earned. These future revenues represent our estimate of revenue that would occur from the end of currently funded task orders until the end of the IDIQ contracts. Our estimated remaining contract value is based on our experience under contracts, and we believe our estimates are reasonable. However, there can be no assurance that our existing contracts will result in actual revenues in any particular period or at all. These amounts could vary or even change significantly depending upon government policies, government budgets, appropriations and the outcome of protested contract awards. The following table sets forth our estimated remaining contract value as of the dates indicated:

(Dollars in millions)	March 30, 2007	March 31, 2006	April 1, 2005
Estimated remaining contract value	$8,991	$5,727	$4,413

Off-Balance Sheet Arrangements

        The Company's off-balance sheet arrangements relate to operating lease obligations and letters of credit, which are excluded from the balance sheet in accordance with generally accepted accounting principles.

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

        We have several critical accounting policies that are both important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult relate to making estimates about the effect of matters that are inherently uncertain. Our critical accounting estimates are as follows:

Revenue Recognition and Cost Estimation on Long-Term Contracts

        General – Revenues are recognized when persuasive evidence of an arrangement exists, services or products have been provided to the client, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenues by contract type in fiscal 2007 and 2006, and for the combined periods in fiscal 2005 were as follows:

	Fiscal Year
Contract Type	2007	2006	2005
Fixed-Price	43%	34%	27%
Time-and-Materials	36%	38%	39%
Cost-Reimbursement	21%	28%	34%

	100%	100%	100%

        The Company expenses pre-contract costs as incurred for an anticipated contract until the contract is awarded. Throughout the life of the contract, indirect costs, including general and administrative costs, are expensed as incurred and are based on DCAA-approved indirect rates.

        When revenue recognition is deferred relative to the timing of cost incurred, costs that are direct and incremental to a specific transaction are deferred and charged to expense in proportion to the revenue recognized.

        Customer acceptance provisions generally allow the customer to cancel an arrangement when products delivered or services rendered do not meet benefits expected from the arrangement. Acceptance generally occurs before revenue recognition. However, if it can be shown objectively that the acceptance criteria have been satisfied for separable units of accounting or profit centers, as applicable within an arrangement, revenue is recognized before formal acceptance.

        Management regularly reviews project profitability and underlying estimates. Revisions to the estimates are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management.

        Major factors the Company considers in determining total estimated revenue and cost include the basic contract price, contract options, change orders (modifications of the original contract), back charges and claims, and contract provisions for penalties, award fees and performance incentives. All of these factors and other special contract provisions must be evaluated throughout the life of the Company's contracts when estimating total contract revenue to recognize in the periods in which they are earned under the percentage-of-completion or proportional methods of accounting.

        Federal Government Contracts – Projects under the Company's U.S. federal government contracts typically have different pricing mechanisms that influence how revenue is earned and recognized. These pricing mechanisms are classified as cost plus fixed-fee, fixed-price, cost reimbursement, cost plus award fee, time-and-materials (including Unit-Price/level-of-effort contracts), or IDIQ. The exact timing and quantity of delivery for IDIQ profit centers are not known at the time of contract award, but they can contain any type of pricing mechanism; fixed-price, time and materials, cost reimbursable or cost plus fixed fee.

        Revenue on fixed-price projects is generally recognized ratably over the contract period measured by either output or input methods appropriate to the services or products provided. For example, "output measures" can include period of service, such as for aircraft fleet maintenance; and units delivered or produced, such as aircraft for which modification has been completed. "Input measures" can include a cost-to-cost method, such as for procurement-related services.

        Revenue on fixed-price construction or production-type contracts is recognized on the basis of the estimated percentage of completion. Progress towards completion is typically measured based on achievement of specified contract milestones, when available, or based on costs incurred as a proportion of estimated total costs. Cost of sales is based on actual costs incurred to date, and revenues are recorded in an amount equal to costs incurred plus the estimated gross profit based on the percentage-of-completion. Gross profit for any period equals total expected revenues less total expected costs, multiplied by the percentage-complete at the end of the period in question, less gross profit recognized in prior periods.

        Cost-reimbursement type contracts can be cost plus fixed fee, or cost plus award fee. Revenue recognition for these two contract types is very similar. In both cases, revenue is based on actual direct cost plus DCAA-approved indirect rates. In the case of cost plus fixed fee, the fixed fee is recognized based on the ratio of the fixed fee for the contract to the total estimated cost of the contract. In the case of cost plus award fee contracts, the fee is made up of two components, base fee and award fee. Base fee is recognized in the same manner as the fee on cost plus fixed fee contracts. Award fees for new contracts that lack specific experience are included in total expected revenues based on an average of the last two award fee periods or award experience for similar contracts.

        The completed contract method is sometimes used for short duration projects when the results of operations would not vary materially from those resulting from use of the percentage-of-completion method or when reliable estimates cannot be supported for percentage-of-completion method recognition. Until complete, project costs are maintained in work in progress, a component of inventory.

        Contract costs on U.S. government contracts, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. Substantially all of the Company's indirect contract costs have been agreed upon through 2004. Contract revenues on U.S. government contracts have been recorded in amounts that are expected to be realized upon final settlement.

        Other Contracts – The Company's contracts with non-federal government customers are predominantly multiple-element. Multiple-element arrangements involve multiple obligations in various combinations to deliver products, perform services, grant licenses or other rights, or take certain actions. The Company evaluates these elements to establish whether they represent separable units of accounting and allocate revenue to the identifiable units of accounting based on relative fair values. The timing of revenue recognition for a given unit of accounting will depend on the nature of the deliverable(s) whether recognition criteria have been met.

        Other contracts may include software and software related deliverables, construction contracts, and services with related equipment and materials. The same pricing mechanisms found in federal government contracts are found in other contracts.

        The Company applies the guidance in FASB Statement of Position ("SOP") 97-2, "Software Revenue Recognition," to its software and software related deliverables, SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" to our construction contracts, and U.S. Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements" ("SAB No. 104"), and other transaction-specific accounting literature to deliverables related to non-federal government services, equipment and materials.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management evaluates these estimates and assumptions on an ongoing basis, including but not limited to, those relating to allowances for doubtful accounts, fair value and impairment of intangible assets and goodwill, income taxes, profitability on contracts, anticipated contract modifications, contingencies and litigation. Actual results could differ from those estimates.

Allowance for Doubtful Accounts

        The Company establishes an allowance for doubtful accounts against specific billed receivables based upon the latest information available to determine whether invoices are ultimately collectible. Such information includes the historical trends of write-offs and recovery of previously written-off accounts, the financial strength of the respective customer and projected economic and market conditions. The evaluation of these factors involves subjective judgments and changes in these factors may cause an increase to the Company's estimated allowance for doubtful accounts, which could significantly impact the Company's consolidated financial statements by incurring bad debt expense. Given that the Company primarily serves the U.S. government, management believes the risk to be relatively low that changes in its allowance for doubtful accounts would have a material impact on its financial results.

Property and Equipment

        The cost of property and equipment, less applicable residual values, is depreciated using the straight-line method. Depreciation commences when the specific asset is complete, installed and ready for normal use. As part of the purchase accounting, which resulted from the acquisition, all fixed assets were adjusted to fair value on February 11, 2005, thus resetting accumulated depreciation to $0 at the acquisition date. See Note 2 to the consolidated financial statements for further discussion of the acquisition. The Company's depreciation and amortization policies are as follows:

Computer and related equipment	3 to 5 years
Furniture and other equipment	2 to 10 years
Leasehold improvements	Shorter of lease term or useful life

Impairment of Long-Lived Assets, including Amortized Intangibles

        Values of customer-related intangibles and internally developed technology were determined based on estimates and judgments regarding expectations for the estimated future after-tax cash flows from those assets over their lives, including the probability of expected future contract renewals and sales, less a cost-of-capital charge, all of which was discounted to present value.

        The Company evaluates the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances indicate a potential impairment. The carrying value of long-lived assets and customer-related intangibles is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that case, a loss is recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily using the estimated cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

        During 2007, the Company recognized an impairment of approximately $0.6 million associated with a customer-related intangible due to the loss of a contract in Saudi Arabia. As of March 30, 2007, management believes there have been no other events or circumstances that would indicate an impairment of long-lived assets.

Indefinite Lived Assets

        Indefinite-lived assets, including goodwill and tradename, are not amortized but are subject to an annual impairment test. The first step of the impairment test, used to identify potential impairment, compares the fair value of each of the Company's reporting units with its carrying amount, including indefinite-lived assets. If the fair value of a reporting unit exceeds its carrying amount, indefinite-lived assets of the reporting unit are not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any. The Company performs the annual test for impairment as of the end of February of each fiscal year. Based on the results of these tests, no impairment losses were identified.

Income Taxes

        The Company determines the provision for income taxes using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce deferred tax assets when uncertainty regarding their reliability exists.

Equity-Based Compensation Expense

        The Company has adopted the provisions of, and accounted for equity-based compensation in accordance with, FASB No. 123 (revised 2004), "Share-Based Payment" (Statement of Financial Accounting Standards ("SFAS") No. 123R"). Under the fair value recognition provisions, equity-based compensation expense is measured at the grant date based on the fair value of the award and is recognized ratably over the requisite service period adjusted for forfeitures. See Note 10 for further discussion on equity-based compensation.

Fair Values of Financial Instruments

        Fair values of financial instruments are estimated by the Company using available market information and other valuation methods. Values are based on available market quotes or estimates using a discounted cash flow approach based on the interest rates currently available for similar instruments. The fair values of financial instruments for which estimated fair value amounts are not specifically presented are estimated to approximate the related recorded values.

Currency Translation

        The assets and liabilities of the Company's subsidiaries outside the U.S. are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from currency transactions are recognized currently in income and those resulting from translation of financial statements are included in accumulated other comprehensive income.

Recent Accounting Pronouncements

        In February 2007, the FASB issued SFAS No. 159, ("SFAS No. 159"), "The Fair Value Option for Financial Assets and Financial Liabilities", which permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS No. 159 requires prospective application. The Company does not expect to elect the fair value option for any of its assets and financial liabilities not already measured at fair value under other accounting literature.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans". Among other items, SFAS No. 158 requires recognition of the over-funded or under-funded status of an entity's defined benefit postretirement plan as an asset or liability in the financial statements, the measurement of defined benefit post-retirement plan assets and obligations as of the end of the employer's fiscal year and recognition of the funded status of defined benefit post-retirement plans in other comprehensive income ("OCI"). The standard was effective for the Company as of March 30, 2007. The adoption of SFAS No. 158 did not have an impact on the Company's consolidated financial position, results of operations and cash flows.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

        In September 2006, the SEC issued SAB No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires the Company to quantify misstatements based on their impact on each of its consolidated financial statements and related disclosures. SAB No. 108 is effective as of the end of fiscal 2007, allowing a one-time transitional cumulative effect adjustment to retained earnings as of April 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adoption of SAB No. 108 did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The requirements of FIN 48 are effective for fiscal periods beginning after December 15, 2006. The Company is currently evaluating the interpretation and will adopt FIN 48 in the first quarter of fiscal year 2008. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial position, results of operations and cash flows.

        On May 18, 2006, the State of Texas enacted a law replacing the current franchise tax with a new margin tax that will go into effect on January 1, 2008. The Company estimates that the new margin tax will not have a significant impact on tax expense or deferred tax assets and liabilities.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 provides guidance on the accounting for, and reporting of, accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting such a change when retrospective application is impracticable. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in interest rates and foreign currency exchange rates. For further discussion of market risks we may encounter, see "Risk Factors."

Interest Rate Risk

        We have interest rate risk relating to changes in interest rates on our variable rate debt. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments. Borrowings under the Senior Secured Credit Facility bear interest at a rate per annum equal to, at our option, either (1) the Prime Rate or (2) LIBOR, plus an applicable margin determined by reference to the leverage ratio, as set forth in the debt agreement. The applicable margins for the Prime Rate and LIBOR as of March 30, 2007 were 1.25% and 2.25%, respectively. As of March 30, 2007, we had $631.0 million of indebtedness, including the senior subordinated notes and excluding interest thereon, of which $339.0 million was secured. On the same date, we had approximately $81.9 million available under our Senior Secured Credit Facility (which gives effect to $21.1 million of outstanding letters of credit). Each quarter point change in interest rates results in approximately $0.8 million change in annual interest expense on the term loan and, assuming the entire revolving loan was drawn, an approximately $0.3 million change in annual interest expense on the revolving loan.

        The table below provides information about our fixed rate and variable rate long-term debt agreements, as of March 30, 2007.

	Expected Maturity as of March 30, 2007 Fiscal Year
								Average Interest Rate
(Dollars in millions)	2008	2009	2010	2011	2012	Thereafter	Total
Fixed Rate	$–	$–	$–	$–	$–	$292.0	$292.0	9.50%
Variable Rate	37.9	3.9	3.1	294.1	–	–	339.0	7.39%

Total debt	$37.9	$3.9	$3.1	$294.1	$–	$292.0	$631.0

        The carrying amount of our borrowings under the Senior Secured Credit Facility approximates fair value based on the variable interest rates of this debt. The fair value of senior subordinated notes is based on their quoted market value. The above table does not give effect to $21.1 million of outstanding letters of credit as of March 30, 2007.

        In April 2007, in order to mitigate interest rate risk related to the term loans, the Company entered into interest rate hedge agreements with notional amounts totaling $200.0 million, whereby the Company effectively fixed the interest rate at 4.975%, plus an applicable margin (2.25% at March 30, 2007) on the first $200.0 million of its debt indexed to LIBOR through May 22, 2010. The Company concluded that the interest rate swaps qualify as cash flow hedges under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Foreign Currency Exchange Rate Risk

        We are exposed to changes in foreign currency rates. At present, we do not utilize any derivative instruments to manage risk associated with currency exchange rate fluctuations. The functional currency of certain foreign operations is the local currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as accumulated other comprehensive (loss) income.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the fiscal year ended March 30, 2007, for the fiscal year ended March 31, 2006, for the 49 Days ended April 1, 2005 (Successor), and from April 3, 2004 to February 11, 2005 (Immediate Predecessor)
Consolidated Balance Sheets as of March 30, 2007 and March 31, 2006 (Successor)

Consolidated Statements of Cash Flows for the fiscal year ended March 30, 2007, for the fiscal year ended March 31, 2006, for the 49 Days ended April 1, 2005 (Successor), and from April 3, 2004 to February 11, 2005 (Immediate Predecessor)

Consolidated Statements of Member's Equity for the fiscal year ended March 30, 2007, for the fiscal year ended March 31, 2006, for the 49 Days ended April 1, 2005 (Successor), and for the period from April 3, 2004 to February 11, 2005 (Immediate predecessor)
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of DynCorp International LLC
Falls Church, Virginia

We have audited the accompanying consolidated balance sheets of DynCorp International LLC and subsidiaries (the "Company") as of March 30, 2007 and March 31, 2006 (Successor), and the related consolidated statements of operations, member's equity, and cash flows for the fiscal year ended March 30, 2007, the fiscal year ended March 31, 2006, the 49 days ended April 1, 2005 (Successor), and the period from April 3, 2004 to February 11, 2005 (Immediate Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, DynCorp International LLC was a wholly owned subsidiary of DynCorp, which was acquired by a newly formed entity, DynCorp International Inc., on February 11, 2005. As a result, the periods presented in the accompanying financial statements reflect a new basis of accounting beginning February 12, 2005.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 30, 2007 and March 31, 2006, and the results of their operations and their cash flows for the fiscal year ended March 30, 2007, the fiscal year ended March 31, 2006, the 49 days ended April 1, 2005, (Successor), and the period from April 3, 2004 to February 11, 2005 (Immediate Predecessor), in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Fort Worth, Texas

June 18, 2007

DYNCORP INTERNATIONAL LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Successor			Immediate Predecessor
	Fiscal Year Ended
				Period from April 3, 2004 to Feb 11, 2005
			49 Days Ended April 1, 2005
	March 30, 2007	March 31, 2006
Revenues	$2,082,274	$1,966,993	$266,604	$1,654,305
Cost of services	(1,817,707)	(1,722,089)	(245,406)	(1,496,109)
Selling, general and administrative expenses	(107,681)	(97,520)	(8,408)	(57,755)
Depreciation and amortization expense	(43,401)	(46,147)	(5,605)	(5,922)

Operating income	113,485	101,237	7,185	94,519
Interest expense	(58,412)	(56,686)	(8,054)	–
Loss on early extinguishment of debt	(3,484)	–	–	–
Net earnings from affiliates	2,913	–	–	–
Interest income	1,789	461	7	170

Income (loss) before income taxes	56,291	45,012	(862)	94,689
Provision for income taxes	(20,549)	(16,627)	(60)	(34,956)

Net income (loss)	$35,742	$28,385	$(922)	$59,733

See notes to consolidated financial statements.

DYNCORP INTERNATIONAL LLC
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Successor
	March 30, 2007	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$102,455	$20,573
Restricted cash	20,224	–
Accounts receivable, net of allowances of $3,428 and $8,479	461,950	440,195
Prepaid expenses and other current assets	69,487	43,733
Deferred income taxes	12,864	795

Total current assets	666,980	505,296
Property and equipment, net	12,646	8,769
Goodwill	420,180	420,180
Tradename	18,318	18,318
Other intangibles, net	214,364	254,363
Deferred income taxes	13,459	11,518
Other assets, net	16,954	20,645

Total assets	$1,362,901	$1,239,089

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Current portion of long-term debt	$37,850	$2,588
Accounts payable	127,282	132,396
Accrued payroll and employee costs	88,929	65,586
Other accrued liabilities	116,308	45,117
Income taxes payable	13,682	8,280

Total current liabilities	384,051	253,967
Long-term debt, less current portion	593,144	658,963
Other long-term liabilities	6,032	–
Commitments and contingencies
Member's equity:
Member's units, 100 outstanding	316,633	298,914
Retained earnings	63,205	27,463
Accumulated other comprehensive loss	(164)	(218)

Total member's equity	379,674	326,159

Total liabilities and member's equity	$1,362,901	$1,239,089

See notes to consolidated financial statements.

DYNCORP INTERNATIONAL LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Successor			Immediate Predecessor
	Fiscal Year Ended
				Period From April 3, 2004 to Feb 11, 2005
			49 Days Ended April 1, 2005
	March 30, 2007	March 31, 2006
Cash flows from operating activities
Net income (loss)	$35,742	$28,385	$(922)	$59,733
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	45,251	47,020	5,704	6,637
Loss on early extinguishment of debt	2,657	–	–	–
Excess tax benefits from equity-based compensation	(495)	–	–	–
Amortization of deferred loan costs	3,744	2,878	383	–
Net loss on sale of assets	–	–	–	21
(Recovery) provision for losses on accounts receivable	(2,500)	4,204	–	4,338
Net earnings from affiliates	(2,913)	(214)	(4)	(65)
Deferred income taxes	(14,010)	(9,407)	–	225
Equity-based compensation	2,353	2,417	–	–
Changes in assets and liabilities:
Restricted cash	(20,224)	–	–	–
Accounts receivable	(19,255)	(21,885)	(58,344)	(133,185)
Prepaid expenses and other current assets	(25,165)	(17,485)	9,866	(20,672)
Accounts payable and accrued liabilities	82,427	10,828	12,017	80,658
Income taxes payable	5,921	8,370	60	218

Net cash provided by (used by) operating activities	93,533	55,111	(31,240)	(2,092)

Cash flows from investing activities
Acquisition, net of cash received	–	–	(865,053)	–
Purchase of property and equipment	(7,037)	(2,271)	(244)	(8,473)
Purchase of computer software	(2,280)	(3,909)	–	–
Other assets	1,722	(51)	(4,097)	(2,234)

Net cash used by investing activities	(7,595)	(6,231)	(869,394)	(10,707)

Cash flows from financing activities
Payments on long-term debt	(30,556)	(3,449)	–	–
Premium paid on redemption of senior subordinated notes	(2,657)	–	–	–
Payment of deferred financing costs	(640)	–	–	–
Borrowings under other financing arrangements	11,359	–	–	–
Excess tax benefits from equity-based compensation	495	–	–	–
(Payments) proceeds under revolving credit facilities	–	(35,000)	35,000	–
Net transfers from parent company	17,943	–	–	14,325
Capital contributions	–	–	224,825	–
Proceeds from the issuance of long-term debt	–	–	665,000	–
Payment of initial public offering costs	–	(1,940)	–	–
Payment of debt issuance costs	–	(909)	(18,753)	–
Purchase of interest rate cap	–	(483)	–	–

Net cash provided by (used by) financing activities	(4,056)	(41,781)	906,072	14,325

Net increase in cash and cash equivalents	81,882	7,099	5,438	1,526
Cash and cash equivalents, beginning of period	20,573	13,474	8,036	6,510

Cash and cash equivalents, end of period	$102,455	$20,573	$13,474	$8,036

Income taxes paid (net of refunds)	$26,183	$19,025	$2	$(10)
Interest paid	$49,090	$57,464	$322	$–
Non-cash investing activities	$–	$1,194	$–	$–

See notes to consolidated financial statements.

DYNCORP INTERNATIONAL LLC
CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
(Dollars in thousands)

Immediate Predecessor	Parent's Net Investment	Accumulated Other Comprehensive Income (Loss)	Total
Balance at April 2, 2004	$396,566	$7	$396,573

Comprehensive income:
Net income	59,733		59,733
Foreign currency translation	–	60	60

Comprehensive income		67	59,793

Net transfers to Computer Sciences Corporation	14,325		14,325

Balance at February 11, 2005	$470,624	$67	$470,691

Successor	Member's Units	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Initial Capitalization – February 12, 2005	$224,808	$–	$–	$224,808

Comprehensive loss:
Net income		(922)		(922)
Foreign currency translation			22	22
Comprehensive loss				(900)

Balance April 1, 2005	224,808	(922)	22	223,908

Comprehensive income:
Net income		28,385		28,385
Foreign currency translation			(260)	(260)
Change in fair value of interest rate cap			20	20

Comprehensive income		28,385	(240)	28,145
Working capital adjustment	71,689			71,689
Equity-based compensation	2,417			2,417

Balance March 31, 2006	298,914	27,463	(218)	326,159

Comprehensive income:
Net income		35,742		35,742
Foreign currency translation			70	70
Change in fair value of interest rate cap			(16)	(16)

Comprehensive income		35,742	54	35,796
Contribution from parent	14,871			14,871
Equity-based compensation	2,353			2,353
Tax benefit associated with equity-based compensation	495			495

Balance March 30, 2007	$316,633	$63,205	$(164)	$379,674

See notes to consolidated financial statements.

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Year Ended March 30, 2007, Fiscal Year Ended March 31, 2006, 49 Days Ended
April 1, 2005, and the Period from April 3, 2004 to February 11, 2005

Note 1—Summary of Significant Accounting Policies

        DynCorp International LLC and subsidiaries (together, the "Company") provides defense and technical services and government outsourced solutions primarily to U.S. government agencies throughout the U.S. and internationally. Key offerings include aviation services, such as maintenance and related support, as well as base maintenance/operations and personal and physical security services. Primary customers include the U.S. Departments of Defense ("DoD") and U.S. Department of State ("DoS"), but also include other government agencies, foreign governments and commercial customers.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Generally, investments in which the Company owns a 20% to 50% ownership interest are accounted for by the equity method. These investments are in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies and is not the primary beneficiary as defined in Financial Accounting Standards Board (the "FASB") Interpretation No. 46R (Revised 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"). The Company has no investments in business entities of less than 20%.

        The following table sets forth the Company's ownership in joint ventures and companies that are not consolidated into the Company's financial statements as of March 30, 2007, and are accounted for by the equity method. For all of the entities listed below, the Company has the right to elect half of the board of directors or other management body. Economic rights are indicated by the ownership percentages listed below.

DynCorp-Hibernia Ltd.	50.0%
DynEgypt LLC	50.0%
Dyn Puerto Rico Corporation	49.9%
Contingency Response Services LLC	45.0%
Babcock DynCorp Limited	44.0%
Partnership for Temporary Housing LLC	40.0%
DCP Contingency Services LLC	40.0%

        The following table sets forth the Company's ownership in joint ventures that are consolidated into the Company's financial statements as of March 30, 2007. For the entities listed below, the Company has the right to elect half of the Board of Directors or other management body and is the primary beneficiary as defined in FIN 46R.

Global Linguist Solutions LLC	51.0%
Global Nation B	51.0%

Revenue Recognition and Cost Estimation on Long-Term Contracts

        General – Revenues are recognized when persuasive evidence of an arrangement exists, services or products have been provided to the client, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenues by contract type in fiscal 2007 and 2006, and for the combined periods in fiscal 2005 were as follows:

	Fiscal Year
Contract Type	2007	2006	2005
Fixed-Price	43%	34%	27%
Time-and-Materials	36%	38%	39%
Cost-Reimbursement	21%	28%	34%

	100%	100%	100%

        The Company expenses pre-contract costs as incurred for an anticipated contract until the contract is awarded. Throughout the life of the contract, indirect costs, including general and administrative costs, are expensed as incurred and are based on Defense Contract Audit Agency ("DCAA") approved indirect rates.

        When revenue recognition is deferred relative to the timing of cost incurred, costs that are direct and incremental to a specific transaction are deferred and charged to expense in proportion to the revenue recognized.

        Customer acceptance provisions generally allow the customer to cancel an arrangement when products delivered or services rendered do not meet benefits expected from the arrangement. Acceptance generally occurs before revenue recognition. However, if it can be shown objectively that the acceptance criteria have been satisfied for separable units of accounting or profit centers, as applicable within an arrangement, revenue is recognized before formal acceptance.

        Management regularly reviews project profitability and underlying estimates. Revisions to the estimates are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management.

        Major factors the Company considers in determining total estimated revenue and cost include the basic contract price, contract options, change orders (modifications of the original contract), back charges and claims, and contract provisions for penalties, award fees and performance incentives. All of these factors and other special contract provisions must be evaluated throughout the life of the Company's contracts when estimating total contract revenue to recognize in the periods in which they are earned under the percentage-of-completion or proportional methods of accounting.

        Federal Government Contracts – Projects under the Company's U.S. federal government contracts typically have different pricing mechanisms that influence how revenue is earned and recognized. These pricing mechanisms are classified as cost plus fixed-fee, fixed-price, cost reimbursement, cost plus award fee, time-and-materials (including Unit-Price/level-of-effort contracts), or indefinite delivery, indefinite quantity ("IDIQ"). The exact timing and quantity of delivery for IDIQ profit centers are not known at the time of contract award, but they can contain any type of pricing mechanism; fixed-price, time and materials, cost reimbursable or cost plus fixed fee.

        Revenue on fixed-price projects is generally recognized ratably over the contract period measured by either output or input methods appropriate to the services or products provided. For example, "output measures" can include period of service, such as for aircraft fleet maintenance; and units delivered or produced, such as aircraft for which modification has been completed. "Input measures" can include a cost-to-cost method, such as for procurement-related services.

        Revenue on fixed-price construction or production-type contracts is recognized on the basis of the estimated percentage of completion. Progress towards completion is typically measured based on achievement of specified contract milestones, when available, or based on costs incurred as a proportion of estimated total costs. Cost of sales is based on actual costs incurred to date, and revenues are recorded in an amount equal to costs incurred plus the estimated gross profit based on the percentage-of-completion. Gross profit for any period equals total expected revenues less total expected costs, multiplied by the percentage-complete at the end of the period in question, less gross profit recognized in prior periods.

        Cost-reimbursement type contracts can be cost plus fixed fee, or cost plus award fee. Revenue recognition for these two contract types is very similar. In both cases, revenue is based on actual direct cost plus DCAA-approved indirect rates. In the case of cost plus fixed fee, the fixed fee is recognized based on the ratio of the fixed fee for the contract to the total estimated cost of the contract. In the case of cost plus award fee contracts, the fee is made up of two components, base fee and award fee. Base fee is recognized in the same manner as the fee on cost plus fixed fee contracts. Award fees for new contracts that lack specific experience are included in total expected revenues based on an average of the last two award fee periods or award experience for similar contracts.

        The completed contract method is sometimes used for short duration projects when the results of operations would not vary materially from those resulting from use of the percentage-of-completion method or when reliable estimates cannot be supported for percentage-of-completion method recognition. Until complete, project costs are maintained in work in progress, a component of inventory.

        Contract costs on U.S. government contracts, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. Substantially all of the Company's indirect contract costs have been agreed upon through 2004. Contract revenues on U.S. government contracts have been recorded in amounts that are expected to be realized upon final settlement.

        Other Contracts – The Company's contracts with non-federal government customers are predominantly multiple- element. Multiple-element arrangements involve multiple obligations in various combinations to deliver products, perform services, grant licenses or other rights, or take certain actions. The Company evaluates these elements to establish whether they represent separable units of accounting and allocate revenue to the identifiable units of accounting based on relative fair values. The timing of revenue recognition for a given unit of accounting will depend on the nature of the deliverable(s) whether recognition criteria have been met.

        Other contracts may include software and software related deliverables, construction contracts, and services with related equipment and materials. The same pricing mechanisms found in federal government contracts are found in other contracts.

        The Company applies the guidance in FASB Statement of Position ("SOP") 97-2, "Software Revenue Recognition," to its software and software related deliverables, SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" to its construction contracts, and U.S. Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements" ("SAB No. 104"), and other transaction-specific accounting literature to deliverables related to non-federal government services, equipment and materials.

Cash and cash equivalents

        For purposes of reporting cash and cash equivalents, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash

        Restricted cash represents cash restricted by a certain contract in which advance payments are not available for use except to pay specified costs and vendors for work performed on the specific contract.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management evaluates these estimates and assumptions on an ongoing basis, including but not limited to, those relating to allowances for doubtful accounts, fair value and impairment of intangible assets and goodwill, income taxes, profitability on contracts, anticipated contract modifications, contingencies and litigation. Actual results could differ from those estimates.

Allowance for Doubtful Accounts

        The Company establishes an allowance for doubtful accounts against specific billed receivables based upon the latest information available to determine whether invoices are ultimately collectible. Such information includes the historical trends of write-offs and recovery of previously written-off accounts, the financial strength of the respective customer and projected economic and market conditions. The evaluation of these factors involves subjective judgments and changes in these factors may cause an increase to the Company's estimated allowance for doubtful accounts, which could significantly impact the Company's consolidated financial statements by incurring bad debt expense. Given that the Company primarily serves the U.S. government, management believes the risk to be relatively low that changes in its allowance for doubtful accounts would have a material impact on its financial results.

Property and Equipment

        The cost of property and equipment, less applicable residual values, is depreciated using the straight-line method. Depreciation commences when the specific asset is complete, installed and ready for normal use. As part of the purchase accounting, which resulted from the acquisition, all fixed assets were adjusted to fair value on February 11, 2005, thus resetting accumulated depreciation to $0 at the acquisition date. See Note 2 for further discussion of the acquisition. The Company's depreciation and amortization policies are as follows:

Computer and related equipment	3 to 5 years
Furniture and other equipment	2 to 10 years
Leasehold improvements	Shorter of lease term or useful life

Impairment of Long-Lived Assets, including Amortized Intangibles

        Values of customer-related intangibles and internally developed technology were determined based on estimates and judgments regarding expectations for the estimated future after-tax cash flows from those assets over their lives, including the probability of expected future contract renewals and sales, less a cost-of-capital charge, all of which was discounted to present value.

        The Company evaluates the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances indicate a potential impairment. The carrying value of long-lived assets and customer-related intangibles is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that case, a loss is recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily using the estimated cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

        During 2007, the Company recognized an impairment of approximately $0.6 million associated with a customer-related intangible due to the loss of a contract in Saudi Arabia. As of March 30, 2007, management believes there have been no other events or circumstances that would indicate an impairment of long-lived assets.

Indefinite Lived Assets

        Indefinite-lived assets, including goodwill and tradename, are not amortized but are subject to an annual impairment test. The first step of the impairment test, used to identify potential impairment, compares the fair value of each of the Company's reporting units with its carrying amount, including indefinite-lived assets. If the fair value of a reporting unit exceeds its carrying amount, indefinite-lived assets of the reporting unit are not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any. The Company performs the annual test for impairment as of the end of February of each fiscal year. Based on the results of these tests, no impairment losses were identified.

Income Taxes

        The Company determines the provision for income taxes using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce deferred tax assets when uncertainty regarding their reliability exists.

Equity-Based Compensation Expense

        The Company has adopted the provisions of, and accounted for equity-based compensation in accordance with FASB No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). Under the fair value recognition provisions, equity-based compensation expense is measured at the grant date based on the fair value of the award and is recognized ratably over the requisite service period adjusted for forfeitures. See Note 10 for further discussion on equity-based compensation.

Fair Values of Financial Instruments

        Fair values of financial instruments are estimated by the Company using available market information and other valuation methods. Values are based on available market quotes or estimates using a discounted cash flow approach based on the interest rates currently available for similar instruments. The fair values of financial instruments for which estimated fair value amounts are not specifically presented are estimated to approximate the related recorded values.

Currency Translation

        The assets and liabilities of the Company's subsidiaries outside the U.S. are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from currency transactions are recognized currently in income and those resulting from translation of financial statements are included in accumulated other comprehensive income.

Industry Segments

        The Company's operations are aligned into two divisions, each of which constitutes a reporting segment: Government Services ("GS") and Maintenance and Technical Support Services ("MTSS").

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", which permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS No. 159 requires prospective application. The Company does not expect to elect the fair value option for any of its assets and financial liabilities not already measured at fair value under other accounting literature.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans". Among other items, SFAS No. 158 requires recognition of the over-funded or under-funded status of an entity's defined benefit postretirement plan as an asset or liability in the financial statements, the measurement of defined benefit post-retirement plan assets and obligations as of the end of the employer's fiscal year and recognition of the funded status of defined benefit post-retirement plans in other comprehensive income ("OCI"). The standard was effective for the Company as of March 30, 2007. The adoption of SFAS No. 158 did not have an impact on the Company's consolidated financial position, results of operations and cash flows.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

        In September 2006, the SEC issued SAB No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires the Company to quantify misstatements based on their impact on each of its consolidated financial statements and related disclosures. SAB No. 108 is effective as of the end of fiscal 2007, allowing a one-time transitional cumulative effect adjustment to retained earnings as of April 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adoption of SAB No. 108 did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The requirements of FIN 48 are effective for fiscal periods beginning after December 15, 2006. The Company is currently evaluating the interpretation and will adopt FIN 48 in the first quarter of fiscal year 2008. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial position, results of operations and cash flows.

        On May 18, 2006, the State of Texas enacted a law replacing the current franchise tax with a new margin tax that will go into effect on January 1, 2008. The Company estimates that the new margin tax will not have a significant impact on tax expense or deferred tax assets and liabilities.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections – a replacement of Accounting Principles Board ("APB") Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 provides guidance on the accounting for, and reporting of, accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting such a change when retrospective application is impracticable. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

Note 2—Acquisition and Related Transition Services Agreements

February 11, 2005 Transaction

        On February 11, 2005, DynCorp International Inc. (the "Successor Parent"), a newly formed entity controlled by The Veritas Capital Fund II, L.P. and its affiliates ("Veritas") completed the acquisition of all of the outstanding equity securities of the Company from Computer Sciences Corporation for an original purchase price of $865.3 million, including $775.0 million of cash, preferred stock of the Successor Parent valued at $75.0 million and transaction expenses. The cash payment and transaction expenses were financed through the issuance of the 9.5% senior subordinated notes, borrowings under the Credit Facility (see Note 7) and the Successor Parent's cash investment of $150.0 million

        The original purchase price was subject to an adjustment to the extent that the net working capital of the Company differed from the original agreed upon level. On October 27, 2005, a working capital adjustment was finalized, resulting in an increase to the purchase price of $71.6 million payable in shares of preferred stock of the Successor Parent. The Company recorded the settlement amount, which included preferred stock issued of $65.5 million and the related accumulated dividend from February 11, 2005 to October 27, 2005 of $6.1 million, as an increase to goodwill and member's equity at March 31, 2006. Other purchase accounting adjustments resulted in a net increase to goodwill of $4.0 million. See Note 3.

        The acquisition was accounted for under the purchase method, and accordingly, the purchase price of the acquisition was allocated to the net assets acquired based on the fair values at the date of the acquisition.

        A summary of the assets acquired and liabilities assumed in the acquisition is as follows:

(Dollars in thousands)	Estimated Fair Values
Accounts receivable	$364,170
Prepaid expenses and other current assets	36,008
Intangible assets	312,068
Property and equipment	10,640
Other assets	13,831
Accounts payable and accrued expenses	(217,662)
Other long-term liabilities	(2,258)
Goodwill	420,180

Purchase price	936,977
Less cash received	(8,036)

Purchase price, net of cash received	$928,941

        The intangible assets include customer relationships, tradename and internally developed technologies of $290.4 million, $18.3 million and $3.4 million, respectively. The customer relationships were valued at the contract level and are being amortized straight-line over the weighted-average useful life of 8.5 years. The internally developed technologies were amortized over the two-year useful life and were fully amortized at March 30, 2007. The tradename and goodwill are not amortized for financial reporting purposes but are deductible for tax purposes. See Note 3 for further discussion of goodwill.

        In connection with the acquisition, Veritas was paid a $12.1 million transaction fee and reimbursed for $0.9 million of expenses. The Company also paid $3.9 million of employee retention bonuses, which were expensed over a six-month period beginning February 12, 2005.

Management Fee

        The Company agreed to pay Veritas an annual management fee of $0.3 million plus expenses. The Company recorded $0.7 million and $0.3 million in fees for the fiscal years ended March 30, 2007 and March 31, 2006, respectively. See Note 16.

Transition Services Agreement

        Upon the closing of the 2005 Acquisition, the company entered into a transition services agreement with Computer Sciences Corporation, which covered support services for certain operating areas, including information technology, business systems, financial operations, payroll, human resources and employee benefits. The total cost of transition services during fiscal 2006 and 2005 was $1.6 million and $0.4 million, respectively. Costs incurred during fiscal 2007 were not material. On May 15, 2006, the Company terminated the transition services agreement with Computer Sciences Corporation. All services previously provided by Computer Sciences Corporation are now performed by the Company's own employees.

        The historical financial statements prior to February 12, 2005 do not reflect the impact of many significant events and changes that have occurred as a result of the separation from Computer Sciences Corporation, including, but not limited to, the establishment of a stand-alone capital structure; the issuance of the debt securities necessary to effect the sale (and the related incurrence of interest expense); and the creation of independent information technology, purchasing, banking, insurance and employee benefits programs.

Note 3—Goodwill and other Intangible Assets

        The changes in the carrying amount of goodwill for the fiscal years ended March 30, 2007 and March 31, 2006 are as follows:

(Dollars in thousands)	GS	MTSS	Total
Balance – April 1, 2005	$262,331	$82,214	$344,545
Refinements to purchase price (1)	57,535	18,100	75,635

Balance – March 31, 2006	319,866	100,314	420,180
Transfer between reporting segments (2)	20,163	(20,163)	–

Balance as of March 30, 2007	$340,029	$80,151	$420,180

(1)
See Note 2 for additional information regarding refinements to the purchase price.
(2)
Transfer between reporting segments is the result of a reorganization of the Company's reporting structure within its segments and a related independent fair value analysis of the reporting units within the Company's reporting segments, in the manner required by SFAS 142.

        The following tables provide information about changes relating to intangible assets in fiscal years 2007 and 2006:

	Successor
	March 30, 2007
(Amounts in thousands, except years)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer-related intangible assets	8.5	$290,381	$(82,233)	$208,148
Other	4.2	12,599	(6,383)	6,216

		$302,980	$(88,616)	$214,364

Indefinite-lived intangible assets – Tradename		$18,318	$–	$18,318

	Successor
	March 31, 2007
(Amounts in thousands, except years)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer-related intangible assets	8.5	$290,381	$(43,471)	$246,910
Other	4.1	11,124	(3,671)	7,453

		$301,505	$(47,142)	$254,363

Indefinite-lived intangible assets – Tradename		$18,318	$–	$18,318

        Amortization expense for customer-related and other intangibles was $41.9 million, $41.7 million, $5.5 million, and $5.3 million for the fiscal year ended March 30, 2007, the fiscal year ended March 31, 2006, the 49 days ended April 1, 2005, and the period from April 3, 2004 to February 11, 2005, respectively.

        The following schedule outlines an estimate of future amortization based upon the finite-lived intangible assets owned at March 30, 2007:

(Dollars in thousands)	Amortization Expense
Estimate for fiscal year 2008	$39,637
Estimate for fiscal year 2009	36,797
Estimate for fiscal year 2010	36,620
Estimate for fiscal year 2011	32,643
Estimate for fiscal year 2012	22,310
Thereafter	46,357

Note 4—Income Taxes

        The provision for income taxes consists of the following:

	Successor			Immediate Predecessor
	Fiscal Year Ended
(Dollars in thousands)	March 30, 2007	March 31, 2006	49 Days Ended April 1, 2005	Period From April 3, 2004 to February 11, 2005
Current portion:
Federal	$28,295	$22,849	$–	$32,658
State	1,629	1,448	–	1,627
Foreign	4,635	1,618	60	446

	34,559	25,915	60	34,731

Deferred portion:
Federal	(12,635)	(8,797)	(349)	214
State	(348)	(338)	(14)	11
Foreign	(1,027)	(153)	–	–

	(14,010)	(9,288)	(363)	225

Total provision (benefit) for income taxes before valuation allowance	$20,549	$16,627	$(303)	$34,956
Valuation allowance	–	–	363	–

Provision for income taxes	$20,549	$16,627	$60	$34,956

        Temporary differences, which give rise to deferred tax assets and liabilities, were as follows:

(Dollars in thousands)	March 30, 2007	March 31, 2006
Deferred tax assets related to:
Worker's compensation accrual	$7,169	$3,351
Accrued vacation	6,383	5,853
Bad debt allowance	6,350	3,096
Completion bonus allowance	4,458	2,370
Accrued severance	1,991	–
Foreign tax credit carryforwards	1,725	–
Accrued executive incentives	1,561	1,729
Depreciable assets	1,222	765
Warranty reserve	1,041	–
Legal reserve	884	–
Accrued health costs	768	853
Contract loss reserve	469	1,030
Leasehold improvements	352	–
Accrued liability insurance	337	1,206
Other	354	512

Total deferred tax assets	35,064	20,765
Deferred tax liabilities related to:
Prepaid insurance	(5,122)	(5,754)
Customer intangibles	(3,157)	(897)
Deferred revenue	(462)	(1,801)

Total deferred tax liabilities	(8,741)	(8,452)

Deferred tax assets, net	$26,323	$12,313

        Deferred tax assets and liabilities are reported as:

(Dollars in thousands)	March 30, 2007	March 31, 2006
Current deferred tax assets	$12,864	$795
Non-current deferred tax assets	13,459	11,518

Deferred tax assets, net	$26,323	$12,313

        A reconciliation of the statutory federal income tax rate to the Company's effective rate is provided below:

	Successor			Immediate Predecessor
	Fiscal Year Ended
	March 30, 2007	March 31, 2006	49 Days Ended April 1, 2005	Period from April 3, 2004 to February 11, 2005
Statutory rate	35.0%	35.0%	(35.0%)	35.0%
State income tax, less effect of federal deduction	1.2%	1.4%	(1.7%)	1.7%
Other	0.3%	1.3%	1.6%	0.2%
Valuation allowance	0.0%	(0.8%)	42.1%	0.0%

Effective tax rate	36.5%	36.9%	7.0%	36.9%

        Earnings (loss) before income taxes comprised:

	Successor			Immediate Predecessor
	Fiscal Year Ended
(Dollars in thousands)	March 30, 2007	March 31, 2006	49 Days Ended April 1, 2005	Period from April 3, 2004 to February 11, 2005
U.S.	$52,493	$44,652	$(693)	$94,334
Non-U.S.	3,798	360	(169)	355

Total	$56,291	$45,012	$(862)	$94,689

Note 5—Accounts Receivable

        Accounts Receivable, net consisted of the following:

	Successor
(Dollars in thousands)	March 30, 2007	March 31, 2006
Billed	$227,942	$188,458
Unbilled	232,543	249,489
Other receivables	1,465	2,248

Total	$461,950	$440,195

        Unbilled receivables at March 30, 2007 and March 31, 2006 include $38.3 million and $31.3 million, respectively, related to costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under an existing contract, and for which formal contracts or contract modifications have not been executed at the end of the year. The balance of unbilled receivables consists of costs and fees billable on contract completion or other specified events, the majority of which is expected to be billed and collected within one year.

Note 6—Savings Plans

        For the period presented through February 11, 2005, substantially all domestic Company employees and certain foreign employees were able to participate in (a) one of two legacy defined contribution savings plans sponsored by DynCorp, its former parent, until July 2, 2004, and (b) after July 2, 2004, in a defined contribution savings plan sponsored by Computer Sciences Corporation, into which the legacy plans merged. The plans allowed employees to contribute a portion of their earnings in accordance with specified guidelines.

        In July 2004, the savings plans were merged into Computer Sciences Corporation's defined contribution plan, the Matched Asset Plan ("MAP"). After the plan merger, the match and employer contribution formulas in the MAP remained substantially unchanged from their form in the savings plans.

        Effective January 6, 2005, the MAP was bifurcated into two mirror image plans, the Computer Sciences Corporation MAP plan and the DynCorp International LLC MAP plan. In conjunction with the Acquisition, the Company agreed to retain the Computer Sciences Stock Fund for a period of two years. The Company adopted an amendment to the DynCorp International LLC MAP plan that prevented any new Company or participant contributions going to the Computer Sciences Corporation stock fund, changed all new Company contributions to cash, and made all Computer Sciences Corporation stock fund amounts diversifiable. All other terms of the plan are unchanged.

        Effective March 1, 2006, the Company again amended the MAP and renamed it the DynCorp International Savings Plan (the "Plan"). The Plan is a participant-directed defined contribution 401(k) plan for the benefit of employees meeting certain eligibility requirements. The Plan is intended to qualify under Section 401(a) of the U.S. Internal Revenue Code (the "Code"), and is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). Under the Plan, participants may contribute from 1% to 50% of their earnings on a pre-tax basis, limited to certain annual maximums set by the Code. Company matching contributions are also made in an amount equal to 100% of the first 2% of employee contributions and 50% of the next 6%, and are invested in various funds at the discretion of the participant.

        The Company incurred savings plan expense of approximately $9.5 million, $8.3 million, $1.2 million and $6.8 million for the fiscal year ended March 30, 2007, the fiscal year ended March 31, 2006, the 49 days ended April 1, 2005, and the period from April 3, 2004 to February 11, 2005, respectively.

Note 7—Long-Term Debt

        Long-term debt consisted of the following:

	Successor
(Dollars in thousands)	March 30, 2007	March 31, 2006
Term loans	$338,962	$341,551
9.5% Senior subordinated notes	292,032	320,000

	630,994	661,551
Less current portion of long-term debt	(37,850)	(2,588)

Total long-term debt	$593,144	$658,963

        Future maturities of long-term debt for each of the fiscal years subsequent to March 30, 2007 were as follows:

(Dollars in thousands)
2008	$37,850
2009	3,871
2010	3,096
2011	294,145
2012	–
Thereafter	292,032

Total long-term debt (including current portion)	$630,994

Senior Secured Credit Facility

        On February 11, 2005, the Company entered into a senior secured credit facility (the "Senior Secured Credit Facility") with a syndicate of banks. The Senior Secured Credit Facility was initially comprised of senior secured term loans of up to $345.0 million, and a senior secured revolving credit facility of up to $75.0 million, subsequently amended to $103.0 million in November 2006. The full amount of the term loans was drawn at the closing to fund the 2005 Acquisition (see Note 2) and pay related fees and expenses. Subsequent to the additional principal payment discussed below, the term loans are due in quarterly payments of $0.7 million through April 1, 2010, and $73.4 million thereafter, with final payment due February 11, 2011. Borrowings under the Senior Secured Credit Facility are secured by substantially all the assets of the Company and the capital stock of its subsidiaries. The Senior Secured Credit Facility also provides for a commitment guarantee of a maximum of $60.0 million, as amended, for letters of credit. The Senior Secured Credit Facility requires letter of credit fees up to 2.5%, payable quarterly in arrears on the amount available for drawing under all letters of credit.

        Borrowings under the term loan bear interest at a rate per annum equal to, at the Company's option, either (1) the Prime Rate or (2) the London Interbank Offered Rate ("LIBOR"), plus an applicable margin determined by reference to the leverage ratio, as set forth in the debt agreement. The applicable margins for the Prime Rate and LIBOR as of March 30, 2007 were 1.25% and 2.25%, respectively.

        Borrowings under the revolving facility bear interest at a rate per annum equal to, at the Company's option, either (1) the Prime Rate or (2) LIBOR plus an applicable margin determined by reference to the leverage ratio, as set forth in the debt agreement. The applicable margins for the Prime Rate and LIBOR as of March 30, 2007 were 1.0% and 2.0%, respectively.

        The Company is required, under certain circumstances as defined in the Senior Secured Credit Facility, to use a percentage of excess cash generated from operations to reduce the outstanding principal of the term loans in the following year. Under this provision, additional principal payments of approximately $34.7 million are due to be paid in the first quarter of fiscal 2008 and are reflected in current portion of long-term debt.

        On May 2, 2005, the Company entered into an interest rate cap, which has the effect of placing a ceiling on the interest expense the Company could incur on $172.5 million of variable debt indexed to LIBOR at 6.5% plus the applicable margin (2.25% at March 30, 2007) as defined by the Senior Secured Credit Facility agreement. See Note 9 for further discussion of interest rate derivatives.

        On January 9, 2006, the Company and the Successor Parent entered into a first amendment and waiver of its Senior Secured Credit Facility. The first amendment and waiver increased the revolving commitment under its Senior Secured Credit Facility by $15.0 million to $90.0 million, which includes an increase in the sub-limit for letters of credit equal to the same amount. The first amendment and waiver also permitted the Company to: (i) pay a transaction fee to Veritas Capital related to the Successor Parent's Equity Offering of up to $10.0 million; (ii) pay a distribution to the holders of the Successor Parent's Class B common stock in an amount equal to the sum of (x) $100.0 million plus (y) the proceeds, if any, of the underwriters' over-allotment option, net of discount and estimated offering expenses; (iii) redeem all of the Successor Parent's then currently outstanding preferred stock; and (iv) redeem up to $65.0 million of the $320.0 million aggregate principal amount of the senior subordinated notes. The first amendment and waiver waived the requirement in the Senior Secured Credit Facility that the Company use 50% of the net cash proceeds from the Equity Offering to prepay loans under the Senior Secured Credit Facility and/or permanently reduce the revolving commitments.

        On June 28, 2006, the Company and the Successor Parent entered into a second amendment and waiver of its Senior Secured Credit Facility. The second amendment and waiver provided for a new term loan in the amount of $431.6 million, which was the outstanding balance of the existing term loan under the Company's Senior Secured Credit Facility on the date of the second amendment and waiver. The maturity date of the new term loan is unchanged from the maturity date of the existing term loan. The proceeds from the new term loan were used to repay the existing term loan. The second amendment and waiver also, among other things, (i) decreases the interest rate applicable to the term loan under the Company's Senior Secured Credit Facility; (ii) permits the Company to request an increase in its revolving credit facility by an aggregate amount of up to $30.0 million provided that none of the existing lenders or any other lender is committed to provide such increase; (iii) increases the amount of capital expenditures permitted under its Senior Secured Credit Facility from $4.0 million per fiscal year to $8.0 million per fiscal year; (iv) increases the amount of capitalized leases permitted under its Senior Secured Credit Facility; (v) allows for the payment of dividends and the repurchase of the Successor Parent's capital stock in the amount of $10.0 million plus, if the Company's leverage ratio (as defined in its Senior Secured Credit Facility) is below 3.25:1.00, 25% of the Company's excess cash flow (as defined in its Senior Secured Credit Facility) for each fiscal year; and (vi) postpones the first prepayment of the Senior Secured Credit Facility based on the Company's excess cash flow until 90 days following its fiscal year which ended on March 30, 2007.

        In November 2006, the Company obtained additional commitments from two new lenders which increased the revolving credit facility to $103.0 million.

        At March 30, 2007, availability under the revolving credit line for additional borrowings was approximately $81.9 million (which gives effect to approximately $21.1 million of outstanding letters of credit, which reduced the Company's availability by that amount). The Senior Secured Credit Facility requires an unused line fee equal to 0.5% per annum, payable quarterly in arrears, of the unused portion of the revolving credit facility.

        The Senior Secured Credit Facility contain various financial covenants, including minimum levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"), minimum interest and fixed charge coverage ratios, and maximum capital expenditures and total leverage ratio. Non-financial covenants restrict the ability of the Company and its subsidiaries to dispose of assets; incur additional indebtedness, prepay other indebtedness or amend certain debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; issue certain equity instruments; make acquisitions; engage in mergers or consolidations or engage in certain transactions with affiliates; and otherwise restrict certain corporate activities. The Company was in compliance with its various financial and non-financial covenants at March 30, 2007.

        The carrying amount of the Company's borrowings under the Senior Secured Credit Facility approximates fair value based on the variable interest rate of this debt.

9.5% Senior Subordinated Notes

        In February 2005, the Company completed an offering of $320.0 million in aggregate principal amount of its 9.5% senior subordinated notes due 2013. Proceeds from the original issuance of the senior subordinated notes, net of fees, were $310.0 million and were used to pay the consideration for, and fees and expenses relating to the 2005 Acquisition (see Note 2). Interest on the senior subordinated notes is due semi-annually. The senior subordinated notes are general unsecured obligations of the Company and certain guarantor subsidiaries.

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

        On June 9, 2006, in connection with the Successor Parent's Equity Offering, the Company redeemed approximately $28.0 million of the $320.0 million aggregate principal amount of the senior subordinated notes. The Company also paid $0.8 million in accrued interest through the redemption date and a prepayment penalty of $2.7 million and recognized a $0.8 million loss related to the write-off of a portion of the previously capitalized loan cost for the senior subordinated notes. See Note 10 for further discussion of this Equity Offering.

        The fair value of the senior subordinated notes is based on their quoted market value. As of March 30, 2007, the quoted market value of the senior subordinated notes was 106.1% of stated value.

Note 8—Commitments and Contingencies

Commitments

        The Company has operating leases for the use of real estate and certain property and equipment. Operating leases are non-cancelable, cancelable only by the payment of penalties or cancelable upon one month's notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate property are subject to annual escalations for increases in utilities and property taxes. Lease rental expense amounted to $50.3 million, $54.2 million, $1.7 million, and $11.3 million, for the year ended March 30, 2007, the year ended March 31, 2006, the 49 days ended April 1, 2005, and the period from April 3, 2004 to February 11, 2005, respectively.

        Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at March 30, 2007, are as follows (dollars in thousands):

Fiscal Year	Real Estate	Equipment	Services
2008	$16,013	$7,485	$1,963
2009	5,926	2,343	–
2010	4,423	522	–
2011	4,338	152	–
2012	4,338	121	–
Thereafter	13,056	–	–

	$48,094	$10,623	$1,963

        The Company has no significant long-term purchase agreements with service providers.

Contingencies

        Litigation – The Company and its subsidiaries and affiliates are involved in various lawsuits and claims that have arisen in the normal course of business. In most cases, the Company has denied, or believes it has a basis to deny, liability. The Company has recorded its best estimate of the aggregate liability that will result from these matters and believes that these matters are adequately reserved. While it is not possible to predict with certainty the outcome of litigation and other matters discussed below, it is the opinion of the Company's management, based in part upon opinions of counsel, insurance in force and the facts currently known, that liabilities in excess of those recorded, if any, arising from such matters would not have a material adverse effect on the results of operations, consolidated financial condition or liquidity of the Company over the long term.

        On April 24, 2007, March 14, 2007, December 29, 2006 and December 4, 2006 four lawsuits were served, seeking unspecified monetary damages against the Company and several of its former affiliates in the U.S. District Court for the Southern District of Florida, concerning the spraying of narcotic plant crops along the Colombian border adjacent to Ecuador. Three of the lawsuits, filed on behalf of the Providences of Esmeraldas, Sucumbíos, and Carchi in Ecuador, allege violations of Ecuadorian law, international law, and the statutes and common law of Florida, including negligence, trespass, and nuisance. The fourth lawsuit, filed on behalf of 1,663 citizens of the Ecuadorian provinces of Esmeraldas and Sucumbíos, alleges personal injury, various counts of negligence, trespass, battery, assault, intentional infliction of emotional distress, violations of the Alien Tort Claims Act, and various violations of international law. The DoS contract under which this work is performed provides indemnification to the Company against third-party liabilities arising out of the contract, subject to available funding.

        On May 29, 2003, Gloria Longest, a former accounting manager for the Company, filed suit against the Company under the False Claims Act and the Florida Whistleblower Statute, alleging that it submitted false claims to the government under the International Narcotics & Law Enforcement Affairs contract with the DoS. The action, titled U.S. ex rel. Longest v. DynCorp and DynCorp International LLC, was filed in the U.S. District Court for the Middle District of Florida under seal. The case was unsealed in 2005, and the Company learned of its existence on August 15, 2005 when it was served with the complaint. After conducting an investigation of the allegations made by the plaintiff, the U.S. government did not join the action. The complaint does not demand any specific monetary damages; however, a court ruling against the Company in this lawsuit could have a material adverse effect on its operating performance.

        On September 11, 2001, a class action lawsuit seeking $100.0 million on behalf of approximately 10,000 citizens of Ecuador was filed against the Company and several of its former affiliates in the U.S. District Court for the District of Columbia. The action alleges personal injury, property damage and wrongful death as a consequence of the spraying of narcotic plant crops along the Colombian border adjacent to Ecuador. The spraying operations were and continue to be conducted under a DoS contract in cooperation with the Colombian government. The terms of the DoS contract provide that the DoS will indemnify the Company against third-party liabilities arising out of the contract, subject to available funding. The Company is also entitled to indemnification by Computer Sciences Corporation in connection with this lawsuit, subject to certain limitations. Additionally, any damage award would have to be apportioned between the other defendants and the Company.

        U.S. Government Investigations – The Company is occasionally the subject of investigations by various agencies of the U.S. government. Such investigations, whether related to its U.S. government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting.

        On January 30, 2007, the Special Inspector General for Iraq Reconstruction ("SIGIR") issued a report on Company contract number S-LMAQM-04-C-0030, Task Order 0338, concerning the Iraqi Police Training Program. Among other items, the report raises questions about the Company's work under Task Order 0338 to establish a residential camp in Baghdad to house training personnel. Specifically, the SIGIR report recommends that the Director, Office of Acquisition Management, DoS, seek reimbursement from the Company of $4.2 million paid by the State Department for work that the SIGIR maintains was not contractually authorized. In addition, the SIGIR report recommends that the State Department request the DCAA to review two Company invoices totaling $19.1 million. In management's opinion and based on facts currently known, the above described matters raised in the SIGIR report will not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

        U.S. Government Audits – The Company's contracts are regularly audited by the DCAA and other government agencies. These agencies review the Company's contract performance, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and the Company's compliance with, its internal control systems and policies, including its purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed. In addition, government contract payments received by the Company for allowable direct and indirect costs are subject to adjustment after audit by government auditors and repayment to the government if the payments exceed allowable costs as defined in the government contracts. In management's opinion, there are no outstanding U.S. government audit issues of this nature as of March 30, 2007 that could have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

        The Defense Contract Management Agency ("DCMA") formally notified the Company of non-compliance with Cost Accounting Standard ("CAS") 403, Allocation of Home Office Expenses to Segments, on April 11, 2007. The Company issued a response to the DCMA on April 26, 2007 with a proposed solution to resolve the non-compliance, which related to the allocation of corporate general and administrative costs between the Company's divisions. This issue is currently pending a DCMA response to the Company's April 26, 2007 letter. In management's opinion and based on facts currently known, the above described matters will not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

        Credit Risk – The primary financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable. Departments and agencies of the U.S. federal government account for all but minor portions of the Company's customer base, minimizing credit risk. Furthermore, the Company continuously reviews all accounts receivable and records provisions for doubtful accounts as needed.

        Risk Management Liabilities and Reserves – The Company is insured for domestic worker's compensation liabilities and a significant portion of its employee medical costs. However, the Company bears risk for a portion of claims pursuant to the terms of the applicable insurance contracts. The Company accounts for these programs based on actuarial estimates of the amount of loss inherent in that period's claims, including losses for which claims have not been reported. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. The Company limits its risk by purchasing stop-loss insurance policies for significant claims incurred for both domestic worker's compensation liabilities and medical costs. The Company's exposure under the stop-loss policies for domestic worker's compensation and medical costs is limited based on fixed dollar amounts. For domestic worker's compensation and employer's liability under state and federal law, the fixed-dollar amount of stop-loss coverage is $1.0 million per occurrence. For medical costs, the fixed dollar amount of stop-loss coverage is from $0.25 million to $0.75 million per covered participant for the fiscal plan year.

Note 9—Interest Rate Derivatives

        Derivative financial instruments are recognized as either assets or liabilities in the balance sheet and carried at fair value. Gains or losses on derivatives designated as cash flow hedges are initially reported as a component of OCI and later classified into earnings in the period in which the hedged item also affects earnings.

        In May 2005, the Company purchased at a premium of approximately $0.5 million a three-year interest rate cap, which has the effect of placing a ceiling on the interest expense the Company could incur on $172.5 million of variable debt indexed to the LIBOR at 6.5% plus the applicable margin (2.25% at March 30, 2007) as defined by the Senior Secured Credit Facility agreement. The interest rate cap was designated by the Company as a cash flow hedge. As of March 30, 2007, the fair value of the interest rate cap approximated zero and was recorded in the accompanying condensed consolidated balance sheet in other assets with the reduction in fair value, net of tax, recorded in equity as other comprehensive loss.

Note 10—Equity-Based Compensation

Successor

        During the fiscal years ended March 30, 2007 and March 31, 2006, certain members of management and outside directors were granted an ownership interest through a plan that granted Class B interests in DIV Holding LLC, the majority holder of the Successor Parent's stock. DIV Holding LLC conducts no operations and was established for the purpose of holding equity in the Successor Parent. At March 30, 2007 and March 31, 2006, the aggregate individual grants represented approximately 6.3% and 6.4% of the ownership in DIV Holding LLC, respectively. On a fully vested basis, these ownership percentages represent an approximate aggregate ownership in the Successor Parent of 3.6%. The Class B interests are subject to either four-year or five-year graded vesting schedules with an unvested interest reverting to the holders of Class A interests in the event they are forfeited or repurchased. Class B interests are granted with no exercise price or expiration date. Pursuant to the terms of the operating agreement governing DIV Holding LLC, the holders of Class B interest are entitled to receive their respective ownership proportional interest of all distributions made by DIV Holding LLC provided the holders of the Class A interests have received an 8% per annum internal rate of return on their invested capital. Additionally, DIV Holding's operating agreement limits Class B interests to 7.5% in the aggregate.

        Pursuant to the terms of the operating agreement governing DIV Holding LLC, if the Successor Parent's shares are publicly traded on or after February 11, 2010, Class B interests may be redeemed at the end of any fiscal quarter for the Successor Parent's stock or cash at the discretion of Veritas Capital on thirty days written notice upon the later of June 30, 2010 or the date said Class B member is no longer subject to reduction. Class B members remain subject to reduction until the earlier of such Class B member's fourth or fifth employment/directorship anniversary, depending upon the terms of such member's employment agreement, date of termination, or change in control of the Company.

        The grant date fair value of the interest at March 30, 2007 was $13.3 million. The Company retained an independent party to conduct a fair value analysis of the Class B interests granted prior to the initial public offering. The independent party used the discounted cash flow technique to arrive at a fair value of the interest of $7.6 million at March 31, 2006. Subsequent to the Successor Parent's initial public offering, the Company uses a market value model that includes the following variables: the Successor Parent's stock price, outstanding common shares, DIV Holding LLC ownership percentage, remaining preference to Class A holders, and a discount for lack of marketability. The discount for lack of marketability for each grant was estimated on the date of grant using the Black-Scholes-Merton put-call parity relationship computation with the following weighted average assumptions for periods as indicated below:

	Successor
	March 30, 2007	March 31, 2006
Risk-free interest rate	4.75%	4.00%
Expected volatility	45%	40%
Expected lives (for Black-Scholes model input)	4.5 years	5.0 years
Annual rate of quarterly dividends	0%	0%

        During fiscal 2007, holders of Class B equity received tax advances totaling $1.5 million to meet the employer's minimum statutory withholding requirements for vested interest, which reduces the future redemption value of the vested interest.

        In accordance with SFAS No. 123R, the Company records compensation expense based on the grant-date fair value on a straight-line basis for each separate vesting portion of the awards. For each of the fiscal years ended March 30, 2007 and March 31, 2006, the Company recognized non-cash compensation expense of approximately $2.4 million.

        Assuming each grant outstanding as of March 30, 2007 fully vests, the Company will recognize additional non-cash compensation expense as follows (dollars in thousands):

FY 2008	FY 2009	FY 2010	FY 2011	FY 2012
$4,324	$2,309	$1,240	$494	$148

        Since these Class B interests are redeemed through currently outstanding stock of the Successor Parent held by DIV Holding LLC or cash, no potential dilutive effect exists in relation to these interests. DIV Holding LLC held 32 million shares of the Successor Parent's 57 million outstanding shares of stock at March 30, 2007. Class B activity for fiscal years ending March 31, 2006 and March 30, 2007 is summarized in the table below (dollars in thousands):

	% Interest in DIV Holding	Grant Date Fair Value
Fiscal Year 2006 Grants	6.44%	$7,641
Fiscal Year 2006 Forfeitures	(0.04%)	(53)

Balance March 31, 2006	6.40%	7,588
Fiscal Year 2007 Grants	3.26%	9,703
Fiscal Year 2007 Forfeitures	(3.32%)	(4,007)

Balance March 30, 2007	6.34%	$13,284

March 31, 2006 Vested %	1.17%	$1,383
Fiscal Year 2007 Vesting	0.88%	1,414

March 30, 2007 Vested %	2.05%	$2,797

March 31, 2006 Nonvested %	5.23%	$6,205
March 30, 2007 Nonvested %	4.30%	$10,486

Immediate Predecessor

        At times, Computer Sciences Corporation issued stock options to employees, including Company employees. In the predecessor period, the Company accounted for stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the following pro forma net income information for the immediate predecessor period is presented as if the Company had accounted for stock-based employee compensation using the fair-value-based method. Under the fair-value method, the estimated fair value of stock incentive awards is charged against income on a straight-line basis over the vesting period.

Immediate Predecessor
(Dollars in thousands)	Period From April 3, 2004 to February 11, 2005
Net income, as reported	$59,733
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(53)

Pro forma net income	$59,680

        The weighted-average fair value of stock awards granted during the period from April 3, 2004 to February 11, 2005, was $15.96. The fair value of each stock award was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Immediate Predecessor
Period from April 3, 2004 to February 11, 2005
Risk-free interest rate	3.58%
Expected volatility	48%
Expected option term (for volatility calculation)	6.52 years
Expected lives (for Black-Scholes model input)	3.90 years
Annual rate of quarterly dividends	0%

        The Company participated in Computer Sciences Corporation's eight stock incentive plans, which authorized the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the compensation committee of the Company's board of directors. Information concerning Computer Sciences Corporation stock options granted to employees of the Company is as follows:

        At February 11, 2005, there were 21,500 stock options exercisable.

Note 11—Composition of Certain Financial Statement Captions

        The following tables present financial information of certain consolidated balance sheet captions.

        Prepaid expense and other current assets – Prepaid expense and other current assets were:

	Successor
	March 30, 2007	March 31, 2006
	(Dollars in thousands)
Prepaid expenses	$38,182	$24,000
Inventories	9,836	3,653
Work-in-process	21,469	16,080

	$69,487	$43,733

        Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent and other items, none of which individually exceed 5% of current assets.

        Property and equipment, net – Property and equipment, net were:

	Successor
	March 30, 2007	March 31, 2006
	(Dollars in thousands)
Computers and other equipment	$7,960	$5,695
Leasehold improvements	4,437	519
Office furniture and fixtures	3,331	3,851

Gross property and equipment	15,728	10,065
Less accumulated depreciation	(3,082)	(1,296)

Property and equipment, net	$12,646	$8,769

        Other assets, net – Other assets, net were:

	Successor
	March 30, 2007	March 31, 2006
	(Dollars in thousands)
Deferred financing costs, net	$14,365	$17,469
Deferred offering costs	126	1,940
Investment in affiliates	2,195	911
Other	268	325

	$16,954	$20,645

        Deferred financing cost is amortized through interest expense. Amortization related to deferred financing costs was $2.8 million and $2.9 million for the fiscal years ended March 30, 2007 and March 31, 2006, respectively.

        Accrued payroll and employee costs – Accrued payroll and employee costs were:

	Successor
	March 30, 2007	March 31, 2006
	(Dollars in thousands)
Wages, compensation and other benefits	$64,410	$43,344
Accrued vacation	22,290	20,357
Accrued contributions to employee benefit plans	2,229	1,885

	$88,929	$65,586

        Other accrued liabilities – Accrued liabilities were:

	Successor
	March 30, 2007	March 31, 2006
	(Dollars in thousands)
Deferred revenue	$53,749	$6,837
Insurance expense	43,870	29,885
Interest expense	10,398	3,692
Contract losses	1,297	2,835
Legal matters	2,443	1,618
Other	4,551	250

	$116,308	$45,117

Note 12—Segment and Geographic Information

        The Company's operations are aligned into two divisions, each of which constitutes a reporting segment: GS and MTSS. GS primarily provides outsourced technical services to government agencies, and commercial customers worldwide. MTSS primarily offers aviation services, including maintenance and modifications, training, aftermarket logistics support, avionics upgrades, field installations, and aircraft operations and training. The Company provides services domestically and in foreign countries under contracts with the U.S. government and some foreign customers. The Company operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.

        Each reporting segment provides different services and involves different strategies and risks. Each reporting segment has a President, who reports directly to the Company's Chief Executive Officer. For decision-making purposes, the Company's Chief Executive Officer and other members of senior executive management use financial information generated and reported at the reporting segment level. The Company evaluates segment performance and allocates resources based on each segment's operating income. The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies.

        The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the consolidated financial statements.

	Successor			Immediate Predecessor
	Fiscal Year Ended
(Dollars in thousands)	March 30, 2007	March 31, 2006	49 Days Ended April 1, 2005	Period from April 3, 2004 to February 11, 2005
Revenues
Government Services	$1,359,556	$1,264,586	$173,007	$1,059,713
Maintenance and Technical Support Services	722,718	702,407	93,674	594,480

Total reportable segments	2,082,274	1,966,993	266,681	1,654,193
Corporate activities	–	–	(77)	112

	$2,082,274	$1,966,993	$266,604	$1,654,305

Operating Income
Government Services	$97,515	$93,637	$3,447	$68,198
Maintenance and Technical Support Services	18,323	10,017	3,662	27,755

Total reportable segments	115,838	103,654	7,109	95,953
Net unallocated corporate (expenses) income(a)	(2,353)	(2,417)	76	(1,434)

	$113,485	$101,237	$7,185	$94,519

Depreciation and amortization
Government Services	$31,932	$32,437	$3,765	$2,731
Maintenance and Technical Support Services	13,319	12,872	1,397	3,878

Total reportable segments	45,251	45,309	5,162	6,609
Corporate activities	–	1,711	542	28

	$45,251	$47,020	$5,704	$6,637

Assets
Government Services	$935,136	$874,366	$821,649	$462,662
Maintenance and Technical Support Services	293,152	320,303	310,303	257,747

Total reportable segments	1,228,288	1,194,669	1,131,952	720,409
Corporate activities(b)	134,613	44,420	16,241	14,638

	$1,362,901	$1,239,089	$1,148,193	$735,047

  (a)
  Represents equity-based compensation as discussed in Note 10.

  (b)
  Assets primarily include cash, deferred income taxes and deferred debt issuance cost.

        Geographic Information – Revenue by geography is determined based on the location of services provided.

	Successor						Immediate Predecessor
	Fiscal Year Ended March 30, 2007		Fiscal Year Ended March 31, 2006		49 Days Ended April 1, 2005		Period from April 3, 2004 to February 11, 2005
	(Dollars in thousands)
United States	$668,875	32%	$703,117	36%	$97,455	36%	$557,700	34%
Middle East	955,811	46%	952,496	48%	130,312	49%	816,084	49%
Other Americas	220,176	11%	194,429	10%	20,023	8%	132,920	8%
Europe	59,780	3%	41,410	2%	8,192	3%	88,449	5%
Other	177,632	8%	75,541	4%	10,622	4%	59,152	4%

Total	$2,082,274	100%	$1,966,993	100%	$266,604	100%	$1,654,305	100%

        Revenue from the U.S. government accounted for approximately 97%, 97% and 98% of total revenues in fiscal years 2007, 2006 and the combined fiscal year 2005, respectively. At March, 30, 2007 and March 31, 2006 accounts receivable due from the U.S. federal government represented 98% and 97% of total accounts receivable, respectively.

Note 13—Valuation and Qualifying Accounts

(Dollars in thousands)	Beginning of Period	Charged/(Credited) to Costs and Expense	Deductions from Reserve(1)	End of Period
Allowance for doubtful accounts:
April 3, 2004 – February 11, 2005	$1,188	4,338	(1,026)	$4,500
February 12, 2005 – April 1, 2005	$4,500	–	–	$4,500
April 2, 2005 – March 31, 2006	$4,500	4,203	(224)	$8,479
April 1, 2006 – March 30, 2007	$8,479	(2,500)	(2,551)	$3,428

(1)
Deductions from reserve represent accounts written off, net of recoveries.

Note 14—Quarterly Financial Data (Unaudited)

        In the opinion of the Company, the following unaudited quarterly information includes all adjustments, consisting of normal recurring adjustments, necessary to fairly present the Company's consolidated results of operations for such periods (amounts in thousands, except per share data):

	Successor
	Fiscal Year 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$537,684	$474,721	$517,539	$552,330
Operating Income	$28,808	$9,524	$32,254	$42,899
Net income (loss)	$7,026	$(3,135)	$12,216	$19,635
	Successor
	Fiscal Year 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$425,005	$439,629	$553,561	$548,798
Operating Income	$16,553	$23,337	$23,463	$37,884
Net income (loss)	$2,077	$6,019	$5,591	$14,698

Note 15—Consolidating Financial Statements of Subsidiary Guarantors

        As of March 30, 2007, the Company had outstanding $292.0 million aggregate principal amount of 9.5% senior subordinated notes due 2013. These senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by the following subsidiaries of the Company: DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, Dyn Marine Services LLC, DynCorp International of Nigeria LLC, Dyn Marine Services of Virginia LLC, Services International LLC and Worldwide Humanitarian Services LLC.

        The following supplemental consolidating financial statements present:

  1.
  Consolidating balance sheets as of March 30, 2007 and March 31, 2006 and the related consolidating statements of operations, statements of cash flows for the fiscal year ended March 30, 2007, the fiscal year ended March 31, 2006, and the 49 days ended April 1, 2005 (Successor), and the period from April 3, 2004 to February 11, 2005 (Immediate Predecessor).

  2.
  DynCorp International LLC (the "Parent"), the combined Subsidiary Guarantors and the combined Subsidiary Non-Guarantors account for their investments in subsidiaries using the equity method of accounting; therefore, the Parent column reflects the equity income (loss) of its Subsidiary Guarantors and Subsidiary Non-Guarantors, which are also separately reflected in the stand-alone Subsidiary Guarantors and Subsidiary Non-Guarantors column. Additionally, the Subsidiary Guarantors column reflects the equity income (loss) of its Subsidiary Non-Guarantors, which are also separately reflected in the stand-alone Subsidiary Non-Guarantors column.

  3.
  Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

DynCorp International LLC and Subsidiaries

Condensed Consolidating Balance Sheet Information

Successor Company

March 30, 2007

(Dollars in thousands)

	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$95,458	$5,212	$1,785	$–	$102,455
Restricted cash	–	20,224	–	–	20,224
Accounts receivable, net	425,847	35,979	124	–	461,950
Prepaid expenses and other current assets	55,404	26,883	64	–	82,351

Total current assets	576,709	88,298	1,973	–	666,980
Property and equipment, net	8,592	3,496	558	–	12,646
Goodwill	398,559	21,621	–	–	420,180
Tradename	18,318	–	–	–	18,318
Other intangibles, net	200,479	13,885			214,364
Investment in subsidiaries	30,410	529	–	(30,939)	–
Other assets, net	29,863	550	–	–	30,413
Intercompany receivables	–	–	56,326	(56,326)	–

Total assets	$1,262,930	$128,379	$58,857	$(87,265)	$1,362,901

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Current portion of long-term debt	$37,850	$–	$–	$–	$37,850
Accounts payable	118,806	8,466	10		127,282
Accrued payroll and employee costs	53,971	9,072	25,886	–	88,929
Other accrued liabilities	39,873	47,755	28,680	–	116,308
Income taxes payable	11,997	1,571	114		13,682

Total current liabilities	262,497	66,864	54,690	–	384,051
Long-term debt, less current portion	593,144	–	–	–	593,144
Other long-term liabilities	2,412	3,620	–	–	6,032
Intercompany payables	25,203	31,123	–	(56,326)	–
Member's equity	379,674	26,772	4,167	(30,939)	379,674

Total liabilities and member's equity	$1,262,930	$128,379	$58,857	$(87,265)	$1,362,901

DynCorp International LLC and Subsidiaries

Condensed Consolidating Balance Sheet Information

Successor Company

March 31, 2006

(Dollars in thousands)

	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,567	$10,749	$2,257	$–	$20,573
Accounts receivable, net	417,727	22,296	172	–	440,195
Prepaid expenses and other current assets	43,547	754	227	–	44,528

Total current assets	468,841	33,799	2,656	–	505,296
Property and equipment, net	5,016	3,266	487	–	8,769
Goodwill	398,559	21,621	–	–	420,180
Tradename	18,318	–	–	–	18,318
Other intangibles, net	240,477	13,886	–	–	254,363
Investment in subsidiaries	9,653	215	(1)	(9,867)	–
Other assets, net	32,163	–	–	–	32,163
Intercompany receivables	20,659	–	22,274	(42,933)	–

Total assets	$1,193,686	$72,787	$25,416	$(52,800)	$1,239,089

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Current portion of long-term debt	$2,588	$–	$–	$–	$2,588
Accounts payable	132,323	73	–	–	132,396
Accrued payroll and employee costs	26,632	14,251	24,703	–	65,586
Other accrued liabilities	38,820	5,749	548	–	45,117
Income taxes payable	8,201	77	2	–	8,280

Total current liabilities	208,564	20,150	25,253	–	253,967
Long-term debt, less current portion	658,963	–	–	–	658,963
Intercompany payables	–	42,932	–	(42,932)	–
Member's equity	326,159	9,705	163	(9,868)	326,159

Total liabilities and member's equity	$1,193,686	$72,787	$25,416	$(52,800)	$1,239,089

DynCorp International LLC and Subsidiaries

Condensed Consolidating Statement of Operations Information

Successor Company Operations

For the Fiscal Year Ended March 30, 2007

(Dollars in thousands)

	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$1,843,917	$238,357	$299,285	$(299,285)	$2,082,274
Cost of services	(1,610,396)	(211,673)	(294,923)	299,285	(1,817,707)
Selling, general and administrative expenses	(98,727)	(8,866)	(88)	–	(107,681)
Depreciation and amortization expense	(43,324)	–	(77)	–	(43,401)

Operating income	91,470	17,818	4,197	–	113,485
Interest expense	(58,412)	–	–	–	(58,412)
Net earnings from affiliates	2,913	–	–	–	2,913
Loss on early extinguishment of debt	(3,484)	–	–	–	(3,484)
Equity in income of subsidiaries	20,758	313	–	(21,071)	–
Interest income	1,741	47	1		1,789

Income before income taxes	54,986	18,178	4,198	(21,071)	56,291
Provision for income taxes	(19,244)	(1,111)	(194)	–	(20,549)

Net income	$35,742	$17,067	$4,004	$(21,071)	$35,742

DynCorp International LLC and Subsidiaries

Condensed Consolidating Statement of Operations Information

Successor Company Operations

For the Fiscal Year Ended March 31, 2006

(Dollars in thousands)

	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$1,731,796	$235,197	$205,428	$(205,428)	$1,966,993
Cost of services	(1,500,303)	(222,196)	(205,018)	205,428	(1,722,089)
Selling, general and administrative expenses	(91,522)	(5,997)	(1)	–	(97,520)
Depreciation and amortization expense	(46,061)	–	(86)	–	(46,147)

Operating income	93,910	7,004	323	–	101,237
Interest (expense) income	(56,703)	16	1	–	(56,686)
Equity in income of subsidiaries	6,764	210	–	(6,974)	–
Interest income	461	–	–	–	461

Income before income taxes	44,432	7,230	324	(6,974)	45,012
Provision for income taxes	(16,047)	(459)	(121)	–	(16,627)

Net income	$28,385	$6,771	$203	$(6,974)	$28,385

DynCorp International LLC and Subsidiaries

Condensed Consolidating Statement of Operations Information

Successor Company Operations

For the Period from February 12, 2005 Through April 1, 2005

(Dollars in thousands)

	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$235,395	$31,209	$35,921	$(35,921)	$266,604
Cost of services	(214,570)	(30,809)	(35,948)	35,921	(245,406)
Selling, general and administrative expenses	(7,903)	(505)	–	–	(8,408)
Depreciation and amortization expense	(5,244)	(351)	(10)	–	(5,605)

Operating income	7,678	(456)	(37)	–	7,185
Interest expense	(8,054)	–	–	–	(8,054)
Equity in income of subsidiaries	(495)	4	–	491	–
Interest income	6	1	–	–	7

Loss before income taxes	(865)	(451)	(37)	491	(862)
Provision for income taxes	(57)	–	(3)	–	(60)

Net loss	$(922)	$(451)	$(40)	$491	$(922)

DynCorp International LLC and Subsidiaries

Condensed Consolidating Statement of Operations Information

Immediate Predecessor Company Operations

For the Period from April 3, 2004 Through February 11, 2005

(Dollars in thousands)

	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$1,440,397	$213,908	$175,372	$(175,372)	$1,654,305
Cost of services	(1,300,693)	(195,825)	(174,963)	175,372	(1,496,109)
Selling, general and administrative expenses	(49,659)	(8,090)	(6)	–	(57,755)
Depreciation and amortization expense	(5,174)	(669)	(79)	–	(5,922)

Operating income	84,871	9,324	324	–	94,519
Interest expense	(17)	16	1	–	–
Equity in income of subsidiaries	8,052	286	–	(8,338)	–
Interest income	169	1	–	–	170

Income before income taxes	93,075	9,627	325	(8,338)	94,689
Provision for income taxes	(33,342)	(1,614)	–	–	(34,956)

Net income	$59,733	$8,013	$325	$(8,338)	$59,733

DynCorp International LLC and Subsidiaries

Condensed Consolidating Statement of Cash Flow Information

Successor Company Operations

For the Fiscal Year Ended March 30, 2007

(Dollars in thousands)

	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$52,552	$7,188	$33,793	$–	$93,533

Cash flows from investing activities:
Purchase of property and equipment	(5,908)	(916)	(213)	–	(7,037)
Other investing cash flows	(558)	–	–	–	(558)

Net cash used in investing activities	(6,466)	(916)	(213)	–	(7,595)
Cash flows from financing activities:
Net transfers from (to) Parent	45,861	(11,809)	(34,052)	–	–
Net transfers from Successor Parent	17,943	–	–	–	17,943
Payments on credit facility	(30,556)	–	–	–	(30,556)
Other financing activities	8,557	–	–	–	8,557

Net cash used in financing activities	41,805	(11,809)	(34,052)	–	(4,056)
Net increase in cash and cash equivalents	87,891	(5,537)	(472)	–	81,882
Cash and cash equivalents, beginning of period	7,567	10,749	2,257	–	20,573

	$95,458	$5,212	$1,785	$–	$102,455

DynCorp International LLC and Subsidiaries

Condensed Consolidating Statement of Cash Flow Information

Successor Company Operations

For the Fiscal Year Ended March 31, 2006

(Dollars in thousands)

	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$18,189	$22,304	$14,618	–	$55,111

Cash flows from investing activities:
Purchase of property and equipment	(1,711)	(483)	(77)	–	(2,271)
Other investing cash flows	(3,960)	–	–	–	(3,960)

Net cash used in investing activities	(5,671)	(483)	(77)	–	(6,231)
Cash flows from financing activities:
Net transfers from (to) Parent	26,299	(12,495)	(13,804)	–	–
Payments on credit facility	(35,000)	–	–	–	(35,000)
Other financing activities	(6,781)	–	–	–	(6,781)

Net cash used in financing activities	(15,482)	(12,495)	(13,804)	–	(41,781)
Net increase in cash and cash equivalents	(2,964)	9,326	737	–	7,099
Cash and cash equivalents, beginning of period	10,531	1,423	1,520	–	13,474

Cash and cash equivalents, end of period	$7,567	$10,749	$2,257	$–	$20,573

DynCorp International LLC and Subsidiaries

Condensed Consolidating Statement of Cash Flow Information

Successor Company Operations

For the Period from February 12, 2005 Through April 1, 2005

(Dollars in thousands)

	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(16,372)	$(15,847)	$979	$–	$(31,240)

Cash flows from investing activities:
Net cash paid for business acquired	(865,053)	–	–	–	(865,053)
Purchase of property and equipment	53	(297)	–	–	(244)
Other assets	(4,097)	–	–	–	(4,097)

Net cash used in investing activities	(869,097)	(297)	–	–	(869,394)
Cash flows from financing activities:
Net transfers from (to) Parent	(14,702)	16,256	(1,554)	–	–
Stock issuance	10	–	(10)	–	–
Proceeds from capital contributions	224,825	–	–	–	224,825
Issuance of acquisition debt	665,000	–	–	–	665,000
Payment of offering costs	(18,753)	–	–	–	(18,753)
Net proceeds from credit line	35,000	–	–	–	35,000

Net cash provided by (used in) financing activities	891,380	16,256	(1,564)	–	906,072
Net increase (decrease) in cash and cash equivalents	5,911	112	(585)	–	5,438
Cash and cash equivalents, beginning of period	4,620	1,311	2,105	–	8,036

Cash and cash equivalents, end of period	$10,531	$1,423	$1,520	$–	$13,474

DynCorp International LLC and Subsidiaries

Condensed Consolidating Statement of Cash Flow Information

Immediate Predecessor Company Operations

For the Period from April 3, 2004 Through February 11, 2005

(Dollars in thousands)

	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(11,814)	$3,825	$5,897	–	$(2,092)

Cash flows from investing activities:
Purchase of property and equipment	(4,714)	(3,612)	(147)	–	(8,473)
Other assets	(2,234)	–	–	–	(2,234)

Net cash used in investing activities	(6,948)	(3,612)	(147)	–	(10,707)
Cash flows from financing activities:	–
Net transfers from (to) Parent	19,985	(157)	(5,503)	–	14,325

Net cash provided by (used in) financing activities	19,985	(157)	(5,503)	–	14,325
Net increase in cash and cash equivalents	1,223	56	247	–	1,526
Cash and cash equivalents, beginning of period	3,397	1,255	1,858	–	6,510

Cash and cash equivalents, end of period	$4,620	$1,311	$2,105	$–	$8,036

Note 16—Related Parties

Management Fee

        The Company pays Veritas Capital an annual management fee of $0.3 million plus expenses to provide the Company with general business management, financial, strategic and consulting services. The Company recorded $0.7 million and $0.3 million in fees for the fiscal years ended March 30, 2007 and March 31, 2006, respectively.

        The Company is a partner in the joint venture Global Linguist Solutions LLC ("GLS") with McNeil Technologies. The Successor Parent's controlling shareholder is the majority owner of McNeil Technologies. No material transactions occurred between the Company and McNeil Technologies during fiscal 2007.

Note 17—Subsequent Events (Unaudited)

Interest Rate Swap

        In April 2007, in order to mitigate interest rate risk related to the term loans, the Company entered into interest rate hedge agreements with notional amounts totaling $200.0 million, whereby the Company effectively fixed the interest rate at 4.975%, plus an applicable margin (2.25% at March 30, 2007) on the first $200.0 million of its debt indexed to LIBOR through May 22, 2010. The Company concluded that the interest rate swaps qualify as cash flow hedges, under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Stock Repurchase Program

        On June 6, 2007, the Successor Parent's board of directors authorized a program to repurchase up to $10.0 million of its outstanding common stock. The shares may be repurchased from time to time in open market conditions or through privately negotiated transactions at the Successor Parent's discretion, subject to market conditions, and in accordance with applicable federal and state securities laws and regulations. Shares of stock repurchased under this plan will be held as treasury shares. The program does not obligate the Successor Parent to acquire any particular amount of common stock and the program may be modified or suspended at any time at the Successor Parent's discretion. The purchases will be funded from available working capital.

* * * * *

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.            CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        The Company's management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 30, 2007. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of March 30, 2007, the Company's disclosure controls and procedures were: (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, by others within those entities, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this report was being prepared; and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting

        During the fourth quarter of fiscal year ended March 30, 2007, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.            OTHER INFORMATION.

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Item 10 is not presented herein as the Company meets the conditions set forth in General Instruction (I) (1) (a) and (b).

ITEM 11.            EXECUTIVE COMPENSATION.

        Item 11 is not presented herein as the Company meets the conditions set forth in General Instruction (I) (1) (a) and (b).

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        Item 12 is not presented herein as the Company meets the conditions set forth in General Instruction (I) (1) (a) and (b).

ITEM 13.            CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        Item 13 is not presented herein as the Company meets the conditions set forth in General Instruction (I) (1) (a) and (b).

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The following table represents aggregate fees billed for services rendered by Deloitte & Touche LLP, our independent registered public accounting firm, for the fiscal years ended March 30, 2007 and March 31, 2006

(Dollars in thousands)	March 30, 2007	March 31, 2006
Audit fees	$1,687	$1,950
Audit-related fees	–	–
Tax fees	50	50
All other fees	–	–

Total fees	$1,737	$2,000

Audit Fees

        Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and services rendered in connection with our Form S-4 registration statement and our Parent's Form S-1 registration statement.

Audit-Related Fees

        We did not incur audit-related fees with Deloitte & Touche LLP.

Tax Fees

        Tax fees consist of fees for tax compliance and tax advice services associated with the preparation of international tax returns.

All Other Fees

        We did not incur any other fees with Deloitte & Touche LLP other than those described above.

Audit Committee's Pre-approval Policy and Procedures

        Our Parent's audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the audit committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

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
•
Consolidated Statements of Operations – For the fiscal year ended March 30, 2007, for the fiscal year ended March 31, 2006, for the 49 Days ended April 1, 2005 (Successor), and from April 3, 2004 to February 11, 2005 (Immediate Predecessor)
	•	Consolidated Balance Sheets – March 30, 2007 and March 31, 2006 (Successor)
•
Consolidated Statement of Cash Flows – For the fiscal year ended March 30, 2007, for the fiscal year ended March 31, 2006, for the 49 Days ended April 1, 2005 (Successor), and from April 3, 2004 to February 11, 2005 (Immediate Predecessor)
•
Consolidated Statements of Member's Equity – For the fiscal year ended March 30, 2007, for the fiscal year ended March 31, 2006, for the 49 Days ended April 1, 2005 (Successor) and for the period from April 3, 2004 to February 11, 2005 (Immediate predecessor)
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

DYNCORP INTERNATIONAL LLC Date: June 20, 2007
/s/ Herbert J. Lanese
Name:	Herbert J. Lanese
Title:	Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities below on the dates indicated.

Signature	Title	Date

/s/ Herbert J. Lanese Herbert J. Lanese	President and Chief Executive Officer and Director (principal executive officer)	June 20, 2007
/s/ Michael J. Thorne Michael J. Thorne	Senior Vice President and Chief Financial Officer (principal financial and principal accounting officer)	June 20, 2007
/s/ Robert B. McKeon Robert B. McKeon	Sole Manager	June 20, 2007

EXHIBIT INDEX

Exhibit Number	Description
1.1	Purchase Agreement, dated as of December 12, 2004, by and among Computer Sciences Corporation, Predecessor DynCorp, Veritas and DI Acquisition	(A)
1.2	First Amendment to Purchase Agreement, dated as of February 11, 2005, by and between Computer Sciences Corporation, Predecessor DynCorp, Veritas and DI Acquisition	(A)
3.1	Certificate of Formation of DynCorp International LLC	(A)
3.2	Amended and Restated Operating Agreement of DynCorp International LLC	(A)
3.3	Certificate of Incorporation of DIV Capital Corporation	(A)
3.4	Bylaws of DIV Capital Corporation	(A)
3.5	Amended and Restated Bylaws of DynCorp International Inc.	(A)
3.6	Certificate of Formation of DIV Holding LLC	(A)
3.7	Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(A)
3.8	Amendment No. 1 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(B)
3.9	Amendment No. 2 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(C)
3.10	Amendment No. 3 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(G)
3.11	Amendment No. 4 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(H)
3.12	Amendment No. 5 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(I)
3.13	Amendment No. 6 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(J)
3.14	Certificate of Formation of DTS Aviation Services LLC	(A)
3.15	Limited Liability Company Operating Agreement of DTS Aviation Services LLC	(A)
3.16	Certificate of Formation of DynCorp Aerospace Operations LLC	(A)
3.17	Limited Liability Company Agreement of DynCorp Aerospace Operations LLC	(A)
3.18	Articles of Organization of DynCorp International Services LLC	(A)
3.19	Limited Liability Company Agreement of DynCorp International Services LLC	(A)
3.20	Articles of Organization – Conversion of Dyn Marine Services LLC	(A)
3.21	Limited Liability Company Agreement of Dyn Marine Services LLC	(A)
3.22	Articles of Organization Dyn Marine Services of Virginia LLC	(A)
3.23	Limited Liability Company Agreement of Dyn Marine Services of Virginia LLC	(A)

3.24	Certificate of Formation of Services International LLC	(A)
3.25	Limited Liability Company Agreement of Services International LLC	(A)
3.26	Certificate of Formation of Worldwide Humanitarian Services LLC	(A)
3.27	Amended and Restated Limited Liability Company Agreement of Worldwide Humanitarian Services LLC	(A)
3.28*	Certificate of Formation of Worldwide Recruiting and Staffing Services LLC
3.29*	Second Amended and Restated Limited Liability Company Agreement of Worldwide Recruiting and Staffing Services LLC
4.1	Indenture dated February 11, 2005 by and among DynCorp International Inc., DIV Capital Corporation, the Guarantors and The Bank of New York, as Trustee	(A)
4.2	Supplemental Indenture dated May 6, 2005 among DynCorp International of Nigeria LLC, DynCorp International LLC, DIV Capital Corporation, the Guarantors and The Bank of New York, as Trustee	(A)
4.3	Form of 9.500% Senior Subordinated Notes due 2013 (included in Exhibit 4.1)	(A)
4.4	Exchange and Registration Rights Agreement, dated February 11, 2005, among DynCorp International LLC, DIV Capital Corporation, the Guarantors and the Initial Purchasers	(A)
10.1	Securities Purchase Agreement, dated as of February 1, 2005 among DynCorp International LLC and DIV Capital Corporation, and Goldman, Sachs & Co. and Bear, Stearns & Co. Inc., as Initial Purchasers	(A)
10.2	Credit and Guaranty Agreement, dated as of February 11, 2005, by and among Finance, DI Acquisition and the other Guarantors party thereto, various Lenders party thereto, Goldman Sachs Credit Partners L.P., Bear Stearns Corporate Lending Inc., Bear, Stearns & Co. Inc. and Bank of America, N.A.	(A)
10.3	Pledge and Security Agreement, dated as of February 11, 2005, among VCDI, DI Acquisition Corp., DynCorp International LLC, DIV Capital Corporation, DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, Dyn Marine Services LLC, Dyn Marine Services of Virginia LLC, Services International LLC, Worldwide Humanitarian Services LLC, Guarantors and Goldman Sachs Credit Partners L.P., as Collateral Agent	(A)
10.4	Revolving Loan Note, issued by DynCorp International LLC under the SPA, dated February 1, 2005	(A)
10.5	Settlement and Amendment Agreement, dated October 27, 2005, by and among Computer Sciences Corporation, DynCorp, CSC Applied Technology, LLC, The Veritas Capital Fund II, L.P., DynCorp International Inc., and DynCorp International LLC.	(D)
10.6	First Amendment and Waiver, dated January 9, 2006, among DynCorp International LLC, DynCorp International Inc., and certain subsidiaries of the Company, the lenders party thereto, Goldman Sachs Credit Partners L.P. and Bank of America, N.A.	(E)
10.7+	Employment Agreement effective as of April 12, 2006 between DynCorp International LLC and Stephen J. Cannon.	(F)
10.8+	Employment Agreement effective as of April 12, 2006 between DynCorp International LLC and Jay K. Gorman.	(F)

10.9+	Employment Agreement effective as of April 12, 2006 between DynCorp International LLC and Michael J. Thorne.	(F)
10.10+	Employment Agreement effective as of April 12, 2006 between DynCorp International LLC and Natale S. DiGesualdo.	(F)
10.11+	Employment Agreement effective as of April 12, 2006 between DynCorp International LLC and R. Y. Morrel.	(G)
10.12*+	Employment Agreement effective as of April 12, 2006 between DynCorp International LLC and Robert B. Rosenkranz
10.13+	Employment Agreement effective as of July 17, 2006 between DynCorp International LLC and Herbert J. Lanese	(H)
10.14+	The DynCorp International LLC Executive Incentive Plan	(K)
10.15	Second Amendment and Waiver, dated June 28, 2006, among DynCorp International LLC, DynCorp International Inc., and certain subsidiaries of the Company, the lenders party thereto, Goldman Sachs Credit Partners L.P. and Bank of America, N.A.	(G)
12.1*	Statement re: computation of ratios.
21.1*	List of subsidiaries of DynCorp International LLC
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Form of Notice of Guaranteed Delivery for Outstanding 9.500% Senior Subordinated Notes due 2013, Series A, in exchange for 9.500% Senior Subordinated Notes due 2013, Series B	(A)

*                                Filed herewith.

+                               Management contracts or compensatory plans or arrangements.

(A)—Previously filed as an exhibit to Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005.

(B)—Previously filed as an exhibit to DynCorp International Inc.'s Amendment No. 2 to Form S-1 (Reg. No. 333-128637) filed with the SEC on November 30, 2005.

(C)—Previously filed as an exhibit to DynCorp International Inc.'s Amendment No. 3 to Form S-1 (Reg. No. 333-128637) filed with the SEC on March 27, 2006.

(D)—Previously filed as an exhibit to Amendment No. 2 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on October 28, 2005.

(E)—Previously filed as an exhibit to Form 8-K filed with the SEC on January 11, 2006.

(F)—Previously filed as an exhibit to Form 8-K filed with the SEC on April 17, 2006.

(G)—Previously filed as an exhibit to DynCorp International Inc.'s Form 10-K filed with the SEC on June 29, 2006.

(H)—Previously filed as an exhibit to DynCorp International Inc.'s Form 8-K filed with the SEC on July 19, 2006.

(I)—Previously filed as an exhibit to DynCorp International Inc.'s Form 8-K filed with the SEC on December 15, 2007.

(J)—Previously filed as an exhibit to DynCorp International Inc.'s Form 8-K filed with the SEC on February 27, 2007.

(K)—Previously filed as an exhibit to Form 8-K filed with the SEC on April 4, 2006.