Form 10-Q
period 2007-06-29
DynCorp International LLC
filed 2007-08-08
CIK 1333142

Use these links to rapidly review the document
DYNCORP INTERNATIONAL LLC TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2007
or
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

The registrant has one class of member units. As of August 1, 2007, DynCorp International Inc. held 100% of the member units.

DYNCORP INTERNATIONAL LLC
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

DYNCORP INTERNATIONAL LLC
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands)

	For the Three Months Ended
	June 29, 2007	June 30, 2006
	(unaudited)

Revenues	$548,673	$537,684
Cost of services	(480,089)	(470,334)
Selling, general and administrative expenses	(26,536)	(27,405)
Depreciation and amortization expense	(10,390)	(11,137)

Operating income	31,658	28,808
Interest expense	(14,489)	(14,814)
Loss on early extinguishment of debt	–	(3,484)
Net earnings from affiliates	891	446
Interest income	1,250	150

Income before income taxes	19,310	11,106
Provision for income taxes	(7,052)	(4,080)

Net income	$12,258	$7,026

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	As of
	June 29, 2007	March 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,792	$102,455
Restricted cash	23,815	20,224
Accounts receivable, net of allowances of $2,830 and $3,428	496,059	461,950
Prepaid expenses and other current assets	73,164	69,487
Deferred income taxes	15,452	12,864

Total current assets	677,282	666,980
Property and equipment, net	12,473	12,646
Goodwill	420,180	420,180
Tradename	18,318	18,318
Other intangibles, net	205,166	214,364
Deferred income taxes	14,366	13,459
Other assets, net	17,378	16,954

Total assets	$1,365,163	$1,362,901

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Current portion of long-term debt	$3,096	$37,850
Accounts payable	145,578	127,282
Accrued payroll and employee costs	89,518	88,929
Other accrued liabilities	124,636	116,308
Income taxes payable	8,687	13,682

Total current liabilities	371,515	384,051
Long-term debt, less current portion	592,388	593,144
Other long-term liabilities	8,338	6,032
Commitments and contingencies
Member's equity:
Member's units, 100 outstanding	317,838	316,633
Retained earnings	74,089	63,205
Accumulated other comprehensive income (loss)	995	(164)

Total member's equity	392,922	379,674

Total liabilities and member's equity	$1,365,163	$1,362,901

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Three Months Ended
	June 29, 2007	June 30, 2006
	(unaudited)
Cash flows from operating activities
Net income	$12,258	$7,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,569	11,400
Loss on early extinguishment of debt	–	2,657
Amortization of deferred loan costs	753	1,579
Recovery of losses on accounts receivable	(955)	(2,250)
Net earnings from affiliates	(891)	(446)
Deferred income taxes	1,012	(3,459)
Equity-based compensation	1,205	695
Changes in assets and liabilities:
Restricted cash	(3,591)	–
Accounts receivable	(32,185)	(31,353)
Prepaid expenses and other current assets	(3,584)	1,802
Accounts payable and accrued liabilities	24,257	23,612
Income taxes payable	(5,285)	(1,590)

Net cash provided by operating activities	3,563	9,673

Cash flows from investing activities
Purchase of property and equipment	(520)	(2,557)
Purchase of computer software	(753)	(622)
Other assets	100	(354)

Net cash used by investing activities	(1,173)	(3,533)

Cash flows from financing activities
Net transfers from parent company	–	17,907
Payments on long-term debt	(35,510)	(28,831)
Premium paid on redemption of senior subordinated notes	–	(2,657)
Payment of deferred financing costs	–	(500)
(Payments) borrowings under other financing arrangements	(543)	3,537

Net cash used by financing activities	(36,053)	(10,544)

Net decrease in cash and cash equivalents	(33,663)	(4,404)
Cash and cash equivalents, beginning of period	102,455	20,573

Cash and cash equivalents, end of period	$68,792	$16,169

Income taxes paid (net of refunds)	$11,224	$9,134
Interest paid	$6,603	$7,225
Non-cash investing activities	$–	$191

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation and Accounting Policies

Basis of Presentation

              DynCorp International LLC and its subsidiaries, provides defense and technical services and government outsourced solutions primarily to United States ("U.S.") government agencies. Our specific global expertise is in law enforcement training and support, security services, base operations, and aviation services and operations. References herein to "DynCorp", the "Company", "we", "our", or "us" refer to DynCorp International LLC and its wholly owned subsidiaries.

              The condensed consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that all disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on June 20, 2007.

              In the opinion of management, all adjustments necessary to fairly present the Company's financial position at June 29, 2007 and March 30, 2007, the results of operations for the first quarter ended June 29, 2007 and June 30, 2006, and cash flows for the first quarter ended June 29, 2007 and June 30, 2006, have been included. The results of operations for the first quarter ended June 29, 2007 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods. The Company uses estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. However, actual results could differ from the estimates.

              The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the Friday closest to March 31 of such year. The first quarter ended June 29, 2007 was a 13-week period from March 31, 2007 to June 29, 2007. The first quarter ended June 30, 2006 was a 13-week period from April 1, 2006 to June 30, 2006.

Income Taxes, Deferred Taxes, Tax Valuation Allowances and Tax Reserves

              At the beginning of fiscal 2008, we adopted Financial Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109." FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information.

Other Accounting Policies

              Other significant accounting policies, for which no significant changes have occurred in the first quarter ended June 29, 2007, are detailed in Note 1 of our 2007 Annual Report on Form 10-K filed with the SEC on June 20, 2007.

Accounting Developments

  Pronouncements Implemented

              In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006. Our adoption of SFAS No. 155 in the first quarter of fiscal year 2008 had no impact on our consolidated financial condition or results of operations.

              In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets – an amendment of Statement No. 140." SFAS No. 156 clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability and requires that a separately recognized servicing asset or servicing liability be initially measured at fair value and permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or fair value method for subsequent measurement. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006. Our adoption of SFAS No. 156 in the first quarter of fiscal year 2008 had no impact on our consolidated financial condition or results of operations.

              In July 2006, the FASB issued FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The impact on our consolidated financial condition and results of operations of adopting FIN No. 48 in the first quarter of fiscal 2008 is presented in Note 3.

  Pronouncements Not Yet Implemented

              In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements; however, it does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial condition and results of operations.

              In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial condition and results of operations.

Note 2 – Other Intangible Assets

              The following tables provide information about changes relating to intangible assets:

	June 29, 2007
(Amounts in thousands, except years)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer-related intangible assets	8.5	$290,381	$(91,608)	$198,773
Other	4.2	13,352	(6,959)	6,393

		$303,733	$(98,567)	$205,166

Indefinite-lived intangible assets – Tradename		$18,318	$–	$18,318

	March 30, 2007
(Amounts in thousands, except years)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer-related intangible assets	8.5	$290,381	$(82,233)	$208,148
Other	4.2	12,599	(6,383)	6,216

		$302,980	$(88,616)	$214,364

Indefinite-lived intangible assets – Tradename		$18,318	$–	$18,318

              Amortization expense for customer-related and other intangibles was $10.0 million for the first quarter ended June 29, 2007 and for the first quarter ended June 30, 2006.

Note 3 – Income Taxes

              We adopted the provisions of FIN No. 48 at the beginning of fiscal 2008. FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

              The cumulative effect of adopting FIN No. 48, net of adjustments to deferred tax assets, was an increase to liabilities and a decrease to opening retained earnings of $1.4 million at March 31, 2007. Upon adoption, the estimated value of the Company's uncertain tax positions is a liability of $5.9 million resulting from unrecognized net tax benefits, including penalties and interest. The liability for uncertain tax positions is carried in other liabilities in the condensed consolidated balance sheet as of June 29, 2007, and approximately $1.3 million is reported as long-term. At March 31, 2007, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.1 million.

              It is reasonably possible that the total amount of unrecognized tax benefits could decrease approximately $3.0 million to $4.0 million primarily due to items that were not fixed and determinable as of March 31, 2007 and for which economic performance is expected to occur in the next 12 months.

              The Company recognizes accrued interest related to uncertain tax positions in interest expense. The balance of accrued interest recorded on the balance sheet at March 31, 2007 was approximately $0.3 million. The Company recognizes accrued penalties related to uncertain tax positions in income tax expense. The balance of accrued penalties recorded on the balance sheet at March 31, 2007 was approximately $0.2 million. The balance of the reserves for uncertain tax positions, including interest and penalties, did not change significantly during the first quarter of fiscal 2008.

              The Company and its subsidiaries file income tax returns in U.S. federal and state jurisdictions and in various foreign jurisdictions. The statute of limitations is open for U.S. federal and state income tax examinations for the Company's fiscal year 2005 forward and, with few exceptions, foreign income tax examinations for the calendar year 2003 forward.

Note 4 – Accounts Receivable

              Accounts Receivable, net consisted of the following:

(Dollars in thousands)	June 29, 2007	March 30, 2007
Billed	$206,487	$227,942
Unbilled	286,698	232,543
Other receivables	2,874	1,465

Total	$496,059	$461,950

              Unbilled receivables at June 29, 2007 and March 30, 2007 include $40.9 million and $38.3 million, respectively, related to costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under an existing contract, and for which formal contracts or contract modifications have not been executed at the end of the period. The balance of unbilled receivables consists of costs and fees billable on contract completion or other specified events, the majority of which is expected to be billed and collected within one year.

Note 5 – Long-Term Debt

              Long-term debt consisted of the following:

(Dollars in thousands)	June 29, 2007	March 30, 2007
Term loans	$303,452	$338,962
9.5% Senior subordinated notes	292,032	292,032

	595,484	630,994
Less current portion of long-term debt	(3,096)	(37,850)

Total long-term debt	$592,388	$593,144

              For a description of our indebtedness, see Note 7, Long-term Debt, to the consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on June 20, 2007.

              The Company is required, under certain circumstances as defined in its credit agreement, to make a payment to reduce the outstanding principal of the term loans in the following year (the "Excess Cash Flow Payment"). Such payments are due at the end of the first quarter of the following fiscal year. As a result, the Company made payments of approximately $34.6 million on the term loans during the first quarter of fiscal 2008 related to the Excess Cash Flow Payment for the fiscal year ended March 30, 2007. The Excess Cash Flow Payment is an annual requirement under the credit agreement, and the Company cannot estimate with certainty what the Excess Cash Flow Payment will be, if any, for the fiscal year ended March 28, 2008.

              At June 29, 2007, availability under the revolving credit line for additional borrowings was approximately $73.9 million (which gives effect to approximately $29.1 million of outstanding letters of credit, which reduced the Company's availability by that amount). The credit agreement requires an unused line fee equal to 0.5% per annum, payable quarterly in arrears, of the unused portion of the revolving credit facility.

Note 6 – Commitments and Contingencies

Commitments

              The Company has operating leases for the use of real estate and certain property and equipment. Operating leases are non-cancelable, except by the payment of penalties or cancelable upon one month's notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate property are subject to annual escalations for increases in utilities and property taxes. Lease rental expense amounted to $15.9 million and $22.1 million for the first quarter ended June 29, 2007 and June 30, 2006, respectively.

Contingencies

  General Legal Matters

              The Company and its subsidiaries and affiliates are involved in various lawsuits and claims that have arisen in the normal course of business. In most cases, the Company has denied, or believes it has a basis to deny any liability. The Company has recorded its best estimate of the aggregate liability that will result from these matters and believes that these matters are adequately reserved. While it is not possible to predict with certainty the outcome of litigation and other matters discussed below, it is the opinion of the Company's management, based in part upon opinions of counsel, insurance in force and the facts currently known, that liabilities in excess of those recorded, if any, arising from such matters would not have a material adverse effect on the results of operations, consolidated financial condition or liquidity of the Company over the long term.

  Pending Litigation and Claims

              On April 24, 2007, March 14, 2007, December 29, 2006 and December 4, 2006 four lawsuits were served, seeking unspecified monetary damages against the Company and several of its former affiliates in the U.S. District Court for the Southern District of Florida, concerning the spraying of narcotic plant crops along the Colombian border adjacent to Ecuador. Three of the lawsuits, filed on behalf of the Providences of Esmeraldas, Sucumbíos, and Carchi in Ecuador, allege violations of Ecuadorian law, international law, and the statutes and common law of Florida, including negligence, trespass, and nuisance. The fourth lawsuit, filed on behalf of 1,663 citizens of the Ecuadorian provinces of Esmeraldas and Sucumbíos, alleges personal injury, various counts of negligence, trespass, battery, assault, intentional infliction of emotional distress, violations of the Alien Tort Claims Act, and various violations of international law. The Department of State ("DoS") contract under which this work is performed provides indemnification to the Company against third-party liabilities arising out of the contract, subject to available funding. The four lawsuits were consolidated and, based on the Company's motion granted by the court on May 22, 2007, subsequently transferred to the U.S. District Court for the District of Columbia.

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

  U.S. Government Investigations

              We also are occasionally the subject of investigations by various agencies of the U.S. government. Such investigations, whether related to our U.S. government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. government contracting.

              On January 30, 2007, the Special Inspector General for Iraq Reconstruction, or SIGIR, issued a report on one of our task orders concerning the Iraqi Police Training program. Among other items, the report raises questions about our work to establish a residential camp in Baghdad to house training personnel. Specifically, the SIGIR report recommends that DoS seek reimbursement from us of $4.2 million paid by the DoS for work that the SIGIR maintains was not contractually authorized. In addition, the SIGIR report recommends that the DoS request the Defense Contract Audit Agency ("DCAA") to review two of our invoices totaling $19.1 million. On June 28, 2007, we received from the DoS contracting officer a letter requesting our repayment of approximately $4.0 million for work performed under this task order, which the letter claims was unauthorized. We believe that based on facts currently known, the foregoing matters will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

  U.S. Government Audits

              Our contracts are regularly audited by the DCAA and other government agencies. These agencies review our contract performance, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and our compliance with, our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed. In addition, government contract payments received by us for allowable direct and indirect costs are subject to adjustment after audit by government auditors and repayment to the government if the payments exceed allowable costs as defined in the government contracts.

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

Note 7 – Member's Equity

              The following table presents the changes to member's equity for the first quarter ended June 29, 2007 (dollars in thousands):

	Member's Units	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at March 30, 2007	$316,633	$63,205	$(164)	$379,674
Adjustment for the adoption of FIN No. 48	–	(1,374)	–	(1,374)
Comprehensive income:
Net income	–	12,258	–	12,258
Interest rate hedging activity, net of tax	–	–	1,080	1,080
Foreign currency translation	–	–	79	79

Comprehensive income	–	12,258	1,159	13,417

Equity-based compensation	1,205	–	–	1,205

Balance at June 29, 2007	$317,838	$74,089	$995	$392,922

Note 8 – Interest Rate Derivatives

              In April 2007, in order to mitigate interest rate risk related to the term loans, the Company entered into interest rate swap agreements with notional amounts totaling $200.0 million, whereby the Company effectively fixed the interest rate at 4.975%, plus an applicable margin (2.25% at June 29, 2007) on the first $200.0 million of its debt indexed to LIBOR through May 22, 2010. The Company concluded that the interest rate swaps qualify as cash flow hedges under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The fair value of the interest rate swap agreement was an asset of $1.7 million at June 29, 2007. Unrealized net gains from the changes in fair value of the interest rate swap agreements of $1.1 million, net of tax, for the first quarter ended June 29, 2007 is included in other comprehensive income.

Note 9 – Equity-Based Compensation

              The Company's equity-based compensation is accounted for under SFAS No. 123(R), "Share-Based Payment". Under this method, the Company recorded equity-based compensation expense of $1.2 million and $0.7 million for the first quarter ended June 29, 2007 and June 30, 2006, respectively.

              Assuming each grant of Class B equity outstanding as of June 29, 2007 fully vests, the Company will recognize additional non-cash compensation expense as follows (dollars in thousands):

Nine month period ended March 28, 2008	$3,058
Fiscal year ended April 3, 2009	2,296
Fiscal year ended April 2, 2010 and thereafter	1,874

Total	$7,228

Note 10 – Segment Information

              The Company's operations are aligned into two divisions, each of which constitutes a reporting segment: Government Services ("GS") and Maintenance and Technical Support Services ("MTSS"). GS primarily provides outsourced law enforcement training, drug eradication, global logistics, base operations and personal and physical security services to government and commercial customers in foreign jurisdictions. MTSS provides long-term aviation services and engineering and logistics support, ranging from daily fleet maintenance to extensive modification and overhauls on aircraft, weapons systems and support equipment.

              During the first quarter ended June 29, 2007, certain contracts were reclassified between segments. All prior year revenues and operating income related to these contracts was reclassified to conform to the current year presentation. The reclassifications had no impact on our consolidated results of operations, financial position or cash flows. The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements.

	Three Months Ended
(Dollars in thousands)	June 29, 2007	June 30, 2006
Revenues
Government Services	$358,017	$358,939
Maintenance and Technical Support Services	190,656	178,745

Total reportable segments	548,673	537,684
Corporate activities	–	–

	$548,673	$537,684

Operating Income
Government Services	$26,731	$25,629
Maintenance and Technical Support Services	6,132	3,874

Total reportable segments	32,863	29,503
Net unallocated corporate expenses(a)	(1,205)	(695)

	$31,658	$28,808

Depreciation and amortization
Government Services	$7,380	$7,989
Maintenance and Technical Support Services	3,189	3,411

Total reportable segments	10,569	11,400
Corporate activities	–	–

	$10,569	$11,400

(a)
Represents equity-based compensation as discussed in Note 9.

Note 11 – Consolidating Financial Statements of Subsidiary Guarantors

              As of June 29, 2007, the Company had outstanding $292.0 million aggregate principal amount of 9.5% senior subordinated notes due 2013. These senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by the following subsidiaries of the Company: DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, Dyn Marine Services LLC, DynCorp International of Nigeria LLC, Dyn Marine Services of Virginia LLC, Services International LLC and Worldwide Humanitarian Services LLC.

              The following supplemental consolidating financial statements present:

    1.
    The Company's consolidating balance sheets as of June 29, 2007 and March 30, 2007, the consolidating statements of income for the first quarter ended June 29, 2007 and June 30, 2006, and the consolidating statements of cash flows for the first quarter ended June 29, 2007 and June 30, 2006.

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

DynCorp International LLC and Subsidiaries

Condensed Consolidating Statement of Operations Information

For the Three Months Ended June 29, 2007

(Dollars in thousands)

	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$481,756	$66,917	$82,556	$(82,556)	$548,673
Cost of services	(419,667)	(61,992)	(80,986)	82,556	(480,089)
Selling, general and administrative expenses	(23,353)	(2,761)	(422)	–	(26,536)
Depreciation and amortization expense	(10,366)	–	(24)	–	(10,390)

Operating income	28,370	2,164	1,124	–	31,658
Interest expense	(14,489)	–	–	–	(14,489)
Net earnings from affiliates	891	–	–	–	891
Interest income	1,243	7	–	–	1,250
Equity in income of subsidiaries	3,311	112	–	(3,423)	–

Income before income taxes	19,326	2,283	1,124	(3,423)	19,310
Provision for income taxes	(6,956)	(7)	(89)	–	(7,052)

Net income	$12,370	$2,276	$1,035	$(3,423)	$12,258

DynCorp International LLC and Subsidiaries

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2006

(Dollars in thousands)

	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$472,181	$65,503	$65,897	$(65,897)	$537,684
Cost of services	(409,819)	(61,332)	(65,080)	65,897	(470,334)
Selling, general and administrative expenses	(25,127)	(1,759)	(519)	–	(27,405)
Depreciation and amortization expense	(10,924)	(44)	(169)	–	(11,137)

Operating income	26,311	2,368	129	–	28,808
Interest expense	(14,826)	12	–	–	(14,814)
Loss on early extinguishment of debt	(3,484)	–	–	–	(3,484)
Net earnings from affiliates	446	–	–	–	446
Equity in income of subsidiaries	2,331	80	–	(2,411)	–
Interest income	151	(1)	–	–	150

Income before income taxes	10,929	2,459	129	(2,411)	11,106
Provision for income taxes	(3,903)	(128)	(49)	–	(4,080)

Net income	$7,026	$2,331	$80	$(2,411)	$7,026

DynCorp International LLC and Subsidiaries

Condensed Consolidating Balance Sheet Information

June 29, 2007

(Dollars in thousands)

	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$64,197	$2,783	$1,812	$–	$68,792
Restricted cash	–	23,815	–	–	23,815
Accounts receivable, net	450,213	45,327	519	–	496,059
Prepaid expenses and other current assets	58,864	29,677	75	–	88,616

Total current assets	573,274	101,602	2,406	–	677,282
Property and equipment, net	8,594	3,354	525	–	12,473
Goodwill	398,559	21,621	–	–	420,180
Tradename	18,318	–	–	–	18,318
Other intangibles, net	191,280	13,886	–	–	205,166
Investment in subsidiaries	33,610	640	–	(34,250)	–
Other assets, net	31,093	651	–	–	31,744
Intercompany receivables	4,005	–	38,580	(42,585)	–

Total assets	$1,258,733	$141,754	$41,511	$(76,835)	$1,365,163

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Current portion of long-term debt	$3,096	$–	$–	$–	$3,096
Accounts payable	133,542	12,025	11	–	145,578
Accrued payroll and employee costs	49,340	11,228	28,950	–	89,518
Other accrued liabilities	76,401	41,008	7,227	–	124,636
Income taxes payable	6,989	1,577	121	–	8,687

Total current liabilities	269,368	65,838	36,309	–	371,515
Long-term debt, less current portion	592,388	–	–	–	592,388
Other long-term liabilities	4,055	4,283	–	–	8,338
Intercompany payables	–	42,585	–	(42,585)	–
Member's equity	392,922	29,048	5,202	(34,250)	392,922

Total liabilities and member's equity	$1,258,733	$141,754	$41,511	$(76,835)	$1,365,163

DynCorp International LLC and Subsidiaries

Condensed Consolidating Balance Sheet Information

March 30, 2007

(Dollars in thousands)

	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$95,458	$5,212	$1,785	$–	$102,455
Restricted cash	–	20,224	–	–	20,224
Accounts receivable, net	425,847	35,979	124	–	461,950
Prepaid expenses and other current assets	55,404	26,883	64	–	82,351

Total current assets	576,709	88,298	1,973	–	666,980
Property and equipment, net	8,592	3,496	558	–	12,646
Goodwill	398,559	21,621	–	–	420,180
Tradename	18,318	–	–	–	18,318
Other intangibles, net	200,479	13,885	–	–	214,364
Investment in subsidiaries	30,410	529	–	(30,939)	–
Other assets, net	29,863	550	–	–	30,413
Intercompany receivables	–	–	56,326	(56,326)	–

Total assets	$1,262,930	$128,379	$58,857	$(87,265)	$1,362,901

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Current portion of long-term debt	$37,850	$–	$–	$–	$37,850
Accounts payable	118,806	8,466	10	–	127,282
Accrued payroll and employee costs	53,971	9,072	25,886	–	88,929
Other accrued liabilities	39,873	47,755	28,680	–	116,308
Income taxes payable	11,997	1,571	114	–	13,682

Total current liabilities	262,497	66,864	54,690	–	384,051
Long-term debt, less current portion	593,144	–	–	–	593,144
Other long-term liabilities	2,412	3,620	–	–	6,032
Intercompany payables	25,203	31,123	–	(56,326)	–
Member's equity	379,674	26,772	4,167	(30,939)	379,674

Total liabilities and member's equity	$1,262,930	$128,379	$58,857	$(87,265)	$1,362,901

Dyncorp International LLC and Subsidiaries

Condensed Consolidating Statement of Cash Flow Information

For the Three Months Ended June 29, 2007

(Dollars in thousands)

	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net cash provided (used) by operating activities	$35,173	$(13,891)	$(17,719)	$–	$3,563

Cash flows from investing activities:
Purchase of property and equipment	(520)	–	–	–	(520)
Other investing cash flows	(653)	–	–	–	(653)

Net cash used in investing activities	(1,173)	–	–	–	(1,173)
Cash flows from financing activities:
Net transfers (to) from Parent	(29,208)	11,462	17,746	–	–
Payments on credit facility	(35,510)	–	–	–	(35,510)
Other financing activities	(543)	–	–	–	(543)

Net cash (used) provided by financing activities	(65,261)	11,462	17,746	–	(36,053)
Net (decrease) increase in cash and cash equivalents	(31,261)	(2,429)	27	–	(33,663)
Cash and cash equivalents, beginning of period	95,458	5,212	1,785	–	102,455

Cash and cash equivalents, end of period	$64,197	$2,783	$1,812	$–	$68,792

DynCorp International LLC and Subsidiaries

Condensed Consolidating Statement of Cash Flow Information

For the Three Months Ended June 30, 2006

(Dollars in thousands)

	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(22,078)	$23,052	$8,699	$–	$9,673

Cash flows from investing activities:
Purchase of property and equipment	(2,505)	(52)	–	–	(2,557)
Other investing cash flows	(976)	–	–	–	(976)

Net cash used in investing activities	(3,481)	(52)	–	–	(3,533)
Cash flows from financing activities:
Net transfers from (to) Parent	56,690	(30,486)	(8,297)	–	17,907
Payments on credit facility	(28,831)	–	–	–	(28,831)
Other financing activities	380	–	–	–	380

Net cash provided (used) in financing activities	28,239	(30,486)	(8,297)	–	(10,544)
Net increase (decrease) in cash and cash equivalents	2,680	(7,486)	402	–	(4,404)
Cash and cash equivalents, beginning of period	7,568	10,749	2,256	–	20,573

Cash and cash equivalents, end of period	$10,248	$3,263	$2,658	$–	$16,169

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements, and the notes thereto, and other data contained elsewhere in this Quarterly Report. The following discussion and analysis should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K filed with the SEC on June 20, 2007. References to "DynCorp", the "Company", "we", "our", or "us" refer to DynCorp International LLC and its subsidiaries unless otherwise stated or indicated by context. We refer to our parent company, DynCorp International Inc., as our "Parent."

COMPANY OVERVIEW

              We are a leading provider of specialized mission-critical outsourced technical services to civilian and military government agencies. Our specific global expertise is in law enforcement training and support, security services, base operations and aviation services and operations. We also provide logistics support for all our services. Our current customers include the Department of State, or DoS; the U.S. Army, Air Force, Navy and Marine Corps (collectively, the Department of Defense, or DoD); commercial customers and foreign governments. As of June 29, 2007, we had over 14,600 employees in 33 countries, approximately 45 active contracts ranging in duration from three to ten years and over 100 task orders. Our predecessors have provided essential services to numerous U.S. government departments and agencies since 1951.

              We operate through two core business segments, Government Services, or GS, and Maintenance and Technical Support Services, or MTSS. The following table describes the key service offerings for each of GS and MTSS:

GOVERNMENT SERVICES	MAINTENANCE AND TECHNICAL SUPPORT SERVICES
Key Service Offerings	Law Enforcement and Security – International police training, judicial support, immigration support, base operations, security for diplomats, personal protection, security system design, installation and operations, and development of security software, smart cards and biometrics
 Contingency and Logistics Operations – Peace-keeping support, humanitarian relief, de-mining, worldwide contingency planning and other rapid response services, inventory procurement, tracking services, equipment maintenance, property control, data entry and mobile repair services
Operations Maintenance and Construction Management – Facility and equipment maintenance, custodial and administrative services, civil, electrical, infrastructure, environmental and mechanical engineering and construction management
Specialty Aviation and Counter-drug Operations – Drug eradication, aerial firefighting, counter-drug surveillance, border control, host nation pilot and crew training	Aviation Services and Operations – Aircraft fleet maintenance and modifications, depot augmentation, aftermarket logistics support, aircrew services and training, ground equipment maintenance and modifications, quality control, Federal Aviation Administration certification, facilities and operations support, aircraft scheduling and flight planning and the provisioning of pilots, test pilots and flight crews
Aviation Engineering – Aircraft modification programs manufacturing and installation, engineering design and kit manufacturing and installation, avionics upgrades, field installations, cockpit/fuselage design and configuration management and technical data, drawings and manual revisions
 Aviation Ground Equipment Support – Ground equipment support, maintenance and overhaul, modifications and upgrades, corrosion control, engine rebuilding, hydraulic and load testing and serviceability inspections
Ground Vehicle Maintenance – Vehicle maintenance, overhaul and corrosion control and scheduling work flow management, logistics support and equipment inspection

CURRENT OPERATING CONDITIONS AND OUTLOOK

              Over most of the last two decades, the U.S. government has been increasing its reliance on the private sector for a wide range of professional and support services. This increased use of outsourcing by the U.S. government has been driven by a variety of factors: lean-government initiatives launched in the 1990s; surges in demand during times of national crisis; the increased complexity of missions; the transformation of the U.S. military to focus on the war-fighter efforts and the loss of skills within the government caused by workforce reductions and retirements. Spending on professional services alone grew from $102.0 billion in fiscal 1995 to more than $200.0 billion in fiscal 2005. We believe that the U.S. government's growing mission and continued human capital challenges have combined to create a new market dynamic, one that is less directly reflective of overall government budgets and more reflective of the ongoing shift of service delivery from the federal workforce to private sector providers.

              In addition to the increase in government spending on outsourcing, particularly among our customers, our end-markets are also growing. The DoD budget for fiscal 2008, excluding supplemental funding relating to operations in Iraq and Afghanistan, has been proposed to Congress at $481.4 billion, representing a 62% increase over fiscal 2001. Fiscal 2006 DoD outlay was $499.4 billion. This growth is expected to continue, with the DoD forecasting its annual budget to grow to over $538.4 billion (excluding supplemental funding) by fiscal 2012. The U.S. government budget for international development and humanitarian and international security assistance coordinated by the DoS has grown from approximately $15.0 billion in fiscal 2000 to $25.0 billion in fiscal 2006, a CAGR of 8.9%. Services included in this budget include law enforcement training, eradication of international narcotics, certain contingency services and security services. Similarly, there has been significant growth in the Department of Homeland Security budget which is estimated at $46.4 billion for fiscal 2008, which represents a 13% CAGR since fiscal 2002 for the Department of Homeland Security and its predecessor entities.

              We believe the following industry trends will further increase demand and enable us to more successfully compete for outsourced services in our target markets:

•
Transformation of military forces, leading to increases in outsourcing of non-combat functions;

•
Increased level and frequency of overseas deployment and peace-keeping operations for the DoS, DoD and United Nations;

•
Growth in U.S. military budget driven by increased operations and maintenance spending;

•
Increased maintenance, overhaul and upgrade needs to support aging military platforms;

•
Increased reliance on private contractors to perform life-cycle asset management functions ranging from organizational to depot level maintenance;

•
Increased opportunities to support foreign governments in providing a wide spectrum of maintenance, supply support, facilities management and construction management-related services;

•
Shift to more multiple award Indefinite Delivery, Indefinite Quantity ("IDIQ") contracts; and

•
Movement from cost-reimbursement contracts to time-and-materials or fixed-price contracts and task orders.

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

              The following table sets forth our approximate contracted backlog as of the dates indicated:

(Dollars in millions)	June 29, 2007	March 30, 2007
Funded Backlog	$1,012	$1,402
Unfunded Backlog	5,003	4,730

Total Backlog	$6,015	$6,132

              In December 2006, through a joint venture named Global Linguist Solutions LLC ("GLS"), we were awarded the Intelligence and Security Command ("INSCOM") contract by the U.S. Army for management of translation and interpretation services in support of Operation Iraqi Freedom. The five-year contract has a maximum value of approximately $4.6 billion. We have a 51% ownership interest in GLS and will consolidate the joint venture in our financial statements. As of June 29, 2007 and March 30, 2007, the funded and unfunded backlog related to this program was $49.0 million and $3.3 billion, respectively, and has been included in the table above. However, the incumbent contractor's protest of the award to GLS was sustained by the Government Accountability Office ("GAO") in March 2007. We expect the U.S. Army to issue a revised solicitation in accordance with the GAO's decision, request revised proposals from the competing contractors and make a new contract award decision. Our backlog and estimated remaining contract value metrics may require future adjustment depending on the outcome of future procurement actions taken by the U.S. Army in implementing the GAO's recommendation.

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

(Dollars in millions)	June 29, 2007	March 30, 2007
Estimated remaining contract value	$8,912	$8,991

RESULTS OF OPERATIONS – Three Months Ended June 29, 2007 and June 30, 2006

Consolidated

              The following tables set forth, for the periods indicated, our consolidated results of operations, both in dollars and as a percentage of revenues:

	For the Three Months Ended
(Dollars in thousands)	June 29, 2007		June 30, 2006
Revenues	$548,673	100.0%	$537,684	100.0%
Cost of services	(480,089)	(87.5)%	(470,334)	(87.4)%
Selling, general and administrative expenses	(26,536)	(4.8)%	(27,405)	(5.1)%
Depreciation and amortization expense	(10,390)	(1.9)%	(11,137)	(2.1)%

Operating income	31,658	5.8%	28,808	5.4%
Interest expense	(14,489)	(2.7)%	(14,814)	(2.8)%
Loss on early extinguishment of debt	–	–	(3,484)	(0.6)%
Net earnings from affiliates	891	0.2%	446	0.1%
Interest income	1,250	0.2%	150	0.0%

Income before taxes	19,310	3.5%	11,106	2.1%
Provision for income taxes	(7,052)	(1.3)%	(4,080)	(0.8)%

Net income	$12,258	2.2%	$7,026	(1.3)%

              Revenues – Revenues for the first quarter ended June 29, 2007 increased by $11.0 million, or 2.0%, as compared with the first quarter ended June 30, 2006. The increase, as more fully described in the results by segment, is primarily due to a new contract in the MTSS segment.

              Cost of services – Cost of services are comprised of direct labor, direct material, subcontractor costs, other direct costs and overhead. Other direct costs include travel, supplies and other miscellaneous costs. Cost of services for the first quarter ended June 29, 2007 increased by $9.8 million, or 2.1%, compared with the first quarter ended June 30, 2006. As a percentage of revenue, cost of services increased to 87.5% for the first quarter ended June 29, 2007, from 87.4% for the first quarter ended June 30, 2006.

              Selling, general and administrative expenses ("SG&A") – SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing and business development. SG&A is impacted by growth in our underlying business, various initiatives to improve organizational capability, compliance and systems improvements. SG&A for the first quarter ended June 29, 2007 decreased $0.9 million, or 3.2%, compared with the first quarter ended June 30, 2006. In addition, as a percentage of revenue, SG&A decreased to 4.8% for the first quarter ended June 29, 2007 from 5.1% for the first quarter ended June 30, 2006. Factors contributing to the decrease included: (i) non-recurring expenses incurred during the first quarter of fiscal 2007 related to our Parent's initial public offering in May 2006; and (ii) employee-related costs incurred in the prior year due to the build up of in-house capabilities; offset by (i) consulting expenses primarily related to the Sarbanes-Oxley compliance project; and (ii) general SG&A costs necessary to support the continued growth of our business.

              Depreciation and amortization – Depreciation and amortization for the first quarter ended June 29, 2007 decreased $0.7 million, or 6.7%, as compared with the first quarter ended June 30, 2007. The decrease is primarily attributed to lower amortization expense due to the full amortization of previously capitalized internally developed software.

              Interest expense – Interest expense for the first quarter ended June 29, 2007 decreased by $0.3 million, or 2.2%, as compared with the first quarter ended June 30, 2006. The interest expense incurred relates to our credit facility, senior subordinated notes and amortization of deferred financing fees. The decrease in interest expense is primarily due to lower average outstanding debt balance, offset by slightly higher interest rates.

              Loss on debt extinguishment – In conjunction with our Parent's initial public offering in May 2006, we incurred: (i) a premium of $2.7 million related to the redemption of a portion of our senior subordinated notes; and (ii) the write-off of $0.8 million in deferred financing costs associated with the early retirement of a portion of our senior subordinated notes.

              Income tax expense – We had income tax expense for the three months ended June 29, 2006 of $7.1 million, an increase of $3.0 million from income tax expense of $4.1 million for the three months ended June 30, 2006. The increase is primarily the result of higher income before tax as compared to the three months ended June 30, 2006.

Results by Segment

              The following table sets forth the revenues and operating income for our GS and MTSS operating segments, both in dollars and as a percentage of our consolidated revenues by segment and as a percentage of segment specific revenue for operating income, for the first quarter ended June 29, 2007 as compared to the first quarter ended June 30, 2006.

	For the Three Months Ended
(Dollars in thousands)	June 29, 2007		June 30, 2006
Revenues
Government Services	$358,017	65.2%	$358,939	66.8%
Maintenance & Technical Support Services	190,656	34.8%	178,745	33.2%

Consolidated	$548,673	100.0%	$537,684	100.0%

Operating Income
Government Services	$26,731	7.5%	$25,629	7.1%
Maintenance & Technical Support Services	6,132	3.2%	3,874	2.2%
Other(1)	(1,205)	N/A	(695)	N/A

Consolidated	$31,658	5.8%	$28,808	5.4%

(1)
Represents equity-based compensation.

Government Services

              Revenues – Revenues for the first quarter ended June 29, 2007 decreased $0.9 million, or 0.3%, as compared with the first quarter ended June 30, 2006. The decrease primarily reflected the following:

  •
  conclusion of various task orders in the Law Enforcement and Security strategic business unit – $18.4 million; and

  •
  conclusion of construction and camp support services task orders in the prior fiscal year in the Contingency and Logistics Operations strategic business unit – $11.3 million.

offset by:

  •
  new task orders in the Specialty Aviation and Counter-Drug Operations strategic business unit – $17.3 million; and

  •
  increased construction and peacekeeping activities in the Operations Maintenance and Construction Management strategic business unit – $11.4 million.

              Operating Income – Operating income for the first quarter ended June 29, 2007 increased $1.1 million, or 4.3%, as compared with the first quarter ended June 30, 2006. The increase primarily reflected the following:

  •
  improved contract terms and performance in the Law Enforcement and Security strategic business unit – $1.7 million;

  •
  new task orders in the Specialty Aviation and Counter-Drug Operations strategic business unit – $0.5 million; and

  •
  increased construction and peacekeeping activities in the Operations Maintenance and Construction Management strategic business unit – $0.4 million.

offset by:

  •
  conclusion of construction and camp support services task orders in the prior fiscal year in the Contingency and Logistics Operations strategic business unit – $1.5 million.

Maintenance & Technical Support Services

              Revenues – Revenues for the first quarter ended June 29, 2007 increased $11.9 million, or 6.7%, as compared with the first quarter ended June 30, 2006. The increase primarily reflected the following:

  •
  new business growth in Contract Logistics Support service line, primarily related to a new contract under which we provide logistic support services to the U.S. Air Force C-21 fleet – $11.0 million; and

  •
  new business growth in the Aviation and Maintenance service line – $2.5 million.

offset by:

  •
  decrease in personnel and level of services provided under the Field Service Operations service line – $1.6 million.

              Operating Income – Operating income for the first quarter ended June 29, 2007 increased $2.3 million, or 58.3%, as compared with the first quarter ended June 30, 2006. The increase primarily reflected the following:

  •
  improved operating performance and non-recurring contract losses in the prior year under the Contract Logistics Support service line – $2.5 million; and

  •
  net new business growth and improved operating performance in the Aviation and Maintenance service line – $0.3 million.

offset by:

  •
  lower contribution from the Field Service Operations service line which benefited in the prior year from maintenance and repair activities performed on military equipment returning from Iraq and Afghanistan – $0.6 million.

LIQUIDITY AND CAPITAL RESOURCES

              Cash generated by operations and borrowings available under our credit facility are our primary sources of short-term liquidity. Our sources of operating cash generally include revenues and the reduction of our working capital, particularly accounts receivable. Based on our current level of operations, we believe our cash flow from operations and our available borrowings under our credit facility will be adequate to meet our liquidity needs for at least the next twelve months.

Cash Flow Analysis

	Three Months Ended
(Dollars in thousands)	June 29, 2007	June 30, 2006
Net Cash provided by operating activities	$3,563	$9,673
Net Cash used by investing activities	(1,173)	(3,533)
Net Cash used by financing activities	(36,053)	(10,544)

              Cash provided by operating activities for the first quarter ended June 29, 2007 was $3.6 million, a decrease of $6.1 million, compared to $9.7 million of cash provided in the first quarter ended June 30, 2006. The decrease in cash flows reflects an increase in net income of $5.2 million, more than offset by the timing of cash collections from the DoS and other working capital requirements.

              Cash used by investing activities was $1.2 million for the first quarter ended June 29, 2007 compared to cash used of $3.5 million for the first quarter ended June 30, 2006. The cash used in both years was primarily due to the purchase of property and equipment and computer software.

              Cash used by financing activities was $36.1 million for the first quarter ended June 29, 2007 compared to cash used of $10.5 million for the first quarter ended June 30, 2006. The cash used by financing activities during the first quarter ended June 29, 2007 is primarily due to repayment of borrowings under our term loans of $35.5 million. The cash used during the first quarter ended June 30, 2006 included: (i) net proceeds from our Parent of $17.9 million; (ii) partial redemption of senior subordinated notes of $28.8 million, including accrued interest; and (iii) other financing activities of $0.4 million.

Financing

              As of June 29, 2007, no balance was outstanding under our revolving credit facility and $303.5 million was outstanding under our term loans. Our available borrowing capacity under the revolving credit facility, totaled $73.9 million at June 29, 2007, which gives effect to $29.1 million of outstanding letters of credit. The weighted-average interest rate at June 29, 2007 for our borrowings under the credit facility was 7.37%.

              We are required, under certain circumstances as defined in our credit agreement, to make a payment to reduce the outstanding principal of the term loans in the following year (the "Excess Cash Flow Payment"). Such payments are due at the end of the first quarter of the following fiscal year. As a result, we made payments of approximately $34.6 million on the term loans during the first quarter of fiscal 2008 related to the Excess Cash Flow Payment for the fiscal year ended March 30, 2007. The Excess Cash Flow Payment is an annual requirement under the credit agreement, and we cannot estimate with certainty what the Excess Cash Flow Payment will be, if any, for the fiscal year ended March 28, 2008.

              As of June 29, 2007, $292.0 million of principal amount was outstanding under our senior subordinated notes. Our senior subordinated notes mature February 2013. Interest accrues on our senior subordinated notes and is payable semi-annually.

              Principal payments on our credit facilities and senior subordinated notes based on outstanding borrowings as of June 29, 2007 are expected to be approximately $2.4 million for the remainder of fiscal 2008, $3.9 million in fiscal 2009, $3.1 million in fiscal 2010, $294.1 million in fiscal 2011, $0.0 million in fiscal 2012, and $292.0 million in the fiscal years thereafter.

              We entered into interest rate swap agreements to hedge our exposure to cash flows related to our credit facility. These agreements are more fully described in Note 8 to our condensed consolidated financial statements included in this Quarterly Report.

Debt Covenants and Other Matters

              Our credit facility contains various financial covenants, including minimum levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"), minimum interest and fixed charge coverage ratios, and maximum capital expenditures and total leverage ratio. Non-financial covenants restrict the ability of the Company and its subsidiaries to dispose of assets; incur additional indebtedness, prepay other indebtedness or amend certain debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; issue certain equity instruments; make acquisitions; engage in mergers or consolidations or engage in certain transactions with affiliates; and otherwise restrict certain corporate activities. We were in compliance with various financial and non-financial covenants at June 29, 2007.

OFF BALANCE SHEET ARRANGEMENTS

              Our off-balance sheet arrangements relate to operating lease obligations and letters of credit, which are excluded from the balance sheet in accordance with GAAP.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

              Management's discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our more critical accounting policies used in the preparation of the consolidated financial statements were discussed in our 2007 Annual Report on Form 10-K for the fiscal year ended March 30, 2007, filed with the SEC on June 20, 2007. These critical policies, for which no significant changes have occurred in the first quarter of fiscal year 2008, include:

  •
  Revenue Recognition and Cost Estimation on Long-Term Contracts;

  •
  Use of Estimates;

  •
  Allowance for Doubtful Accounts;

  •
  Property and Equipment;

  •
  Impairment of Long-Lived Assets, including Amortized Intangibles;

  •
  Indefinite Lived Assets;

  •
  Income Taxes;

  •
  Equity-Based Compensation;

  •
  Fair Values of Financial Instruments; and

  •
  Currency Translation.

              The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions to determine certain of the assets, liabilities, revenues and expenses. These estimates and assumptions are based upon what we believe is the best information available at the time of the estimates or assumptions. The estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from those estimates.

ACCOUNTING DEVELOPMENTS

              We have presented the information about accounting pronouncements not yet implemented in Note 1 to our condensed consolidated financial statements included in this Quarterly Report.

Disclosure Regarding Forward-Looking Information

              This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements, written, oral or otherwise made, represent the Company's expectation or belief concerning future events. Forward-looking statements involve risks and uncertainties. Without limiting the foregoing, the words "believes," "thinks," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic, competitive, governmental and technological factors that could cause our business, strategy or actual results or events to differ materially, or otherwise, from those in the forward-looking statements, including, without limitation, changes in the demand for services that the Company provides; termination of key U.S. government contracts; pursuit of new commercial business and foreign government opportunities; activities of competitors; changes in significant operating expenses; changes in availability of capital; general economic and business conditions in the United States; acts of war or terrorist activities; variations in performance of financial markets; estimates of contract values; anticipated revenues from indefinite delivery, indefinite quantity contracts; expected percentages of future revenues represented by fixed-price and time-and-materials contracts; and statements covering our business strategy, those described in "Risk Factors" and other risks detailed from time to time in the Company's reports filed with the SEC. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances; therefore, there can be no assurance that any forward-looking statement contained herein will prove to be accurate. The Company assumes no obligation to update the forward-looking statements.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              There have been no material changes in market risk from the information provided in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2007, filed with the SEC on June 20, 2007.

ITEM 4.              CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

              Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are: (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)    Changes in Internal Controls

              There have been no changes in our internal controls over financial reporting that have occurred during the fiscal quarter ended June 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

              Information related to various commitments and contingencies is described in Note 6 to the condensed consolidated financial statements.

ITEM 1A.              RISK FACTORS

              There have been no material changes in risk factors from those described in Part I, Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2007, filed with the SEC on June 20, 2007.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.              OTHER INFORMATION

None.

ITEM 6.              EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*
Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNCORP INTERNATIONAL LLC Date: August 7, 2007
/s/ MICHAEL J. THORNE
Name:	Michael J. Thorne
Title:	Senior Vice President and Chief Financial Officer