Form 10-Q
period 2007-09-28
DynCorp International LLC
filed 2007-11-07
CIK 1333142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2007
or
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
Yes   ☐   No   ☒

The registrant has one class of member units. As of November 1, 2007, DynCorp International Inc. held 100% of the member units.

DYNCORP INTERNATIONAL LLC

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

DYNCORP INTERNATIONAL LLC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Dollars in thousands)

	For the Three Months Ended
	Sept. 28, 2007	Sept. 29, 2006
	(unaudited)
Revenues	$495,109	$474,721

Cost of services	(425,633)	(423,433)
Selling, general and administrative expenses	(24,928)	(30,552)
Depreciation and amortization expense	(10,601)	(11,212)
Operating income	33,947	9,524
Interest expense	(13,705)	(14,689)
Net earnings (loss) from affiliates	1,176	(123)
Interest income	430	410
Income (loss) before income taxes	21,848	(4,878)
(Provision) benefit for income taxes	(7,895)	1,743
Net income (loss)	$13,953	$(3,135)

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	For the Six Months Ended
	Sept. 28, 2007	Sept. 29, 2006
	(unaudited)
Revenues	$1,043,782	$1,012,405

Cost of services	(905,721)	(893,767)
Selling, general and administrative expenses	(51,463)	(57,957)
Depreciation and amortization expense	(20,991)	(22,349)
Operating income	65,607	38,332
Interest expense	(28,195)	(29,503)
Loss on early extinguishment of debt	—	(3,484)
Net earnings from affiliates	2,067	323
Interest income	1,680	560
Income before income taxes	41,159	6,228
Provision for income taxes	(14,948)	(2,337)
Net income	$26,211	$3,891

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	As of
	Sept. 28, 2007	March 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110,062	$102,455
Restricted cash	17,627	20,224
Accounts receivable, net of allowances of $955 and $3,428	457,718	461,950
Prepaid expenses and other current assets	79,391	69,487
Deferred income taxes	15,427	12,864
Total current assets	680,225	666,980
Property and equipment, net	12,912	12,646
Goodwill	420,180	420,180
Tradename	18,318	18,318
Other intangibles, net	195,835	214,364
Deferred income taxes	17,360	13,459
Other assets, net	14,960	16,954
Total assets	$1,359,790	$1,362,901

LIABILITIES AND MEMBER’S EQUITY

Current liabilities:
Current portion of long-term debt	$3,096	$37,850
Accounts payable	134,188	127,282
Accrued payroll and employee costs	91,263	88,929
Other accrued liabilities	114,804	116,308
Income taxes payable	9,427	13,682
Total current liabilities	352,778	384,051

Long-term debt, less current portion	591,614	593,144
Other long-term liabilities	9,673	6,032

Commitments and contingencies

Member’s equity:
Member’s units, 100 outstanding	318,958	316,633
Retained earnings	88,042	63,205
Accumulated other comprehensive loss	(1,275)	(164)
Total member’s equity	405,725	379,674
Total liabilities and member’s equity	$1,359,790	$1,362,901

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Six Months Ended
	Sept. 28, 2007	Sept. 29, 2006
	(unaudited)
Cash flows from operating activities
Net income	$26,211	$3,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,632	23,515
Loss on early extinguishment of debt	—	2,657
Amortization of deferred loan costs	1,507	2,342
Recovery of losses on accounts receivable	(1,066)	(4,563)
Net earnings from affiliates, net of dividends received	(511)	(334)
Deferred income taxes	(1,957)	(6,609)
Equity-based compensation	2,263	999
Net loss on disposition of assets	178	7
Excess tax benefits from equity-based compensation	(62)	—
Changes in assets and liabilities:
Restricted cash	2,597	—
Accounts receivable	6,062	28,791
Prepaid expenses and other current assets	(9,227)	(4,599)
Accounts payable and accrued liabilities	7,671	30,931
Income taxes payable	(5,388)	(4,522)
Net cash provided by operating activities	49,910	72,506

Cash flows from investing activities
Purchase of property and equipment	(2,114)	(2,671)
Purchase of computer software	(1,264)	(1,386)
Other investing activities	158	(363)
Net cash used by investing activities	(3,220)	(4,420)

Cash flows from financing activities
Net transfers from parent company	—	17,905
Payments on long-term debt	(36,285)	(28,831)
Premium paid on redemption of senior subordinated notes	—	(2,657)
Payment of deferred financing costs	—	(529)
Excess tax benefits from equity-based compensation	62	—
(Payments) borrowings under other financing arrangements	(2,860)	5,892
Net cash used by financing activities	(39,083)	(8,220)
Net increase in cash and cash equivalents	7,607	59,866
Cash and cash equivalents, beginning of period	102,455	20,573
Cash and cash equivalents, end of period	$110,062	$80,439

Income taxes paid (net of refunds)	$21,297	$13,470
Interest paid	$27,234	$27,956
Non-cash investing activities	$—	$1,554

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation and Accounting Policies

Basis of Presentation

                DynCorp International LLC and its subsidiaries provide defense and technical services and government outsourced solutions primarily to United States (“U.S.”) government agencies. Our specific global expertise is in law enforcement training and support, security services, base operations, and aviation services and operations. References herein to “DynCorp”, the “Company”, “we”, “our”, or “us” refer to DynCorp International LLC and its wholly owned subsidiaries.

                The condensed consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

                Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that all disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on June 20, 2007.

                In the opinion of management, all adjustments necessary to fairly present the Company’s financial position at September 28, 2007 and March 30, 2007, the results of operations for the three and six months ended September 28, 2007 and September 29, 2006, and cash flows for the six months ended September 28, 2007 and September 29, 2006, have been included. The results of operations for the three and six months ended September 28, 2007 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods. The Company uses estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. However, actual results could differ from the estimates.

                The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the Friday closest to March 31 of such year. The three months ended September 28, 2007 was a 13-week period from June 30, 2007 to September 28, 2007. The three months ended September 29, 2006 was a 13-week period from July 1, 2006 to September 29, 2006.  The six months ended September 28, 2007 was a 26-week period from March 31, 2007 to September 28, 2007.  The six months ended September 29, 2006 was a 26-week period from April 1, 2006 to September 29, 2006.

Income Taxes, Deferred Taxes, Tax Valuation Allowances and Tax Reserves

                At the beginning of fiscal 2008, we adopted Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of Financial Accounting Standards Board (“FASB”) Statement No. 109.” FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Generally, investments in which the Company owns a 20% to 50% ownership interest are accounted for by the equity method. These investments are in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies and is not the primary beneficiary as defined in FASB Interpretation No. 46R (Revised 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company has no investments in business entities of less than 20%.

                The following table sets forth the Company’s ownership in joint ventures and companies that are not consolidated into the Company’s financial statements as of September 28, 2007, and are accounted for by the equity method. Economic rights are indicated by the ownership percentages listed below.

DynEgypt LLC	50.0%
Dyn Puerto Rico Corporation	49.9%
Contingency Response Services LLC	45.0%
Babcock DynCorp Limited	44.0%
Partnership for Temporary Housing LLC	40.0%
DCP Contingency Services LLC	40.0%

                The following table sets forth the Company’s ownership in joint ventures that are consolidated into the Company’s financial statements as of September 28, 2007. For the entities listed below, the Company has the right to elect half of the board of directors of such entity or other management body and is the primary beneficiary as defined in FIN 46R.

Global Linguist Solutions LLC	51.0%
Global Nation Building LLC	51.0%

                During the three months ended September 28, 2007, the Company acquired the remaining 50 percent of DynCorp-Hiberna Ltd. (“Hiberna”) from the joint venture partner for approximately $400,000, net of cash acquired. The assets, liabilities, and results of operations of the entity acquired were not material to the Company’s consolidated financial position or results of operations, and thus pro-forma information is not presented.

Other Accounting Policies

                Other significant accounting policies, for which no significant changes have occurred in the six months ended September 28, 2007, are detailed in Note 1 of our 2007 Annual Report on Form 10-K filed with the SEC on June 20, 2007.

Accounting Developments

         Pronouncements Implemented

                In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. Our adoption of SFAS No. 155 in the first quarter of fiscal year 2008 had no impact on our consolidated financial condition or results of operations.

                In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of Statement No. 140.” SFAS No. 156 clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability and requires that a separately recognized servicing asset or servicing liability be initially measured at fair value and permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or fair value method for subsequent measurement. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. Our adoption of SFAS No. 156 in the first quarter of fiscal year 2008 had no impact on our consolidated financial condition or results of operations.

                In July 2006, the FASB issued FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The impact on our consolidated financial condition and results of operations of adopting FIN No. 48 in the first quarter of fiscal 2008 is presented in Note 3.

Pronouncements Not Yet Implemented

                In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements; however, it does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial condition and results of operations.

                In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial condition and results of operations.

Note 2 - Other Intangible Assets

                The following tables provide information about changes relating to intangible assets:

	September 28, 2007
(Amounts in thousands, except years)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer-related intangible assets	8.5	$290,547	$(100,983)	$189,564
Other	4.3	13,863	(7,592)	6,271
		$304,410	$(108,575)	$195,835
Indefinite-lived intangible assets - Tradename		$18,318	$—	$18,318

	March 30, 2007
(Amounts in thousands, except years)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer-related intangible assets	8.5	$290,381	$(82,233)	$208,148
Other	4.2	12,599	(6,383)	6,216
		$302,980	$(88,616)	$214,364
Indefinite-lived intangible assets - Tradename		$18,318	$—	$18,318

                Amortization expense for customer-related and other intangibles was $10.0 million and $10.6 million for the three months ended September 28, 2007 and September 29, 2006, respectively, and $20.0 million and $20.5 million for the six months ended September 28, 2007 and September 29, 2006, respectively.

Note 3 - Income Taxes

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

                The cumulative effect of adopting FIN No. 48, net of adjustments to deferred tax assets, was an increase to liabilities and a decrease to opening retained earnings of $1.4 million at March 31, 2007. Upon adoption, the estimated value of the Company’s uncertain tax positions is a liability of $5.9 million resulting from unrecognized net tax benefits, including penalties and interest. The liability for uncertain tax positions is carried in other accrued liabilities in the condensed consolidated balance sheet as of September 28, 2007, and approximately $1.2 million is reported as long-term. At March 31, 2007, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.1 million.

                It is reasonably possible that the total amount of unrecognized tax benefits could decrease approximately $3.0 million to $4.0 million primarily due to items that were not fixed and determinable as of March 31, 2007 and for which economic performance is expected to occur in the next 12 months.

                The Company recognizes accrued interest related to uncertain tax positions in interest expense. The balance of accrued interest recorded on the balance sheet at March 31, 2007 was approximately $0.3 million. The Company recognizes accrued penalties related to uncertain tax positions in income tax expense. The balance of accrued penalties recorded on the balance sheet at March 31, 2007 was approximately $0.2 million. The balance of the reserves for uncertain tax positions, including interest and penalties, did not materially change during the six months ended September 28, 2007.

                The Company and its subsidiaries file income tax returns in U.S. federal and state jurisdictions and in various foreign jurisdictions. The statute of limitations is open for U.S. federal and state income tax examinations for the Company’s fiscal year 2005 forward and, with few exceptions, foreign income tax examinations for the calendar year 2003 forward.

Note 4 - Accounts Receivable

                Accounts Receivable, net consisted of the following:

(Dollars in thousands)	Sept. 28, 2007	March 30, 2007
Billed	$196,683	$227,942
Unbilled	257,393	232,543
Other receivables	3,642	1,465
Total	$457,718	$461,950

                Unbilled receivables at September 28, 2007 and March 30, 2007 include $45.1 million and $38.3 million, respectively, related to costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under an existing contract, and for which formal contracts or contract modifications have not been executed at the end of the respective periods. The balance of unbilled receivables consists of costs and fees billable on contract completion or other specified events, the majority of which is expected to be billed and collected within one year.

Note 5 - Long-Term Debt

                Long-term debt consisted of the following:

(Dollars in thousands)	Sept. 28, 2007	March 30, 2007
Term loans	$302,678	$338,962
9.5% Senior subordinated notes	292,032	292,032
	594,710	630,994
Less current portion of long-term debt	(3,096)	(37,850)
Total long-term debt	$591,614	$593,144

                For a description of our indebtedness, see Note 7, Long-term Debt, to the consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on June 20, 2007.

                The Company is required, under certain circumstances as defined in its credit agreement, to make a payment to reduce the outstanding principal of the term loans in the following year (the “Excess Cash Flow Payment”). Such payments are due at the end of the first quarter of the following fiscal year. As a result, the Company made payments of approximately $34.6 million on the term loans during the first quarter of fiscal 2008 related to the Excess Cash Flow Payment for the fiscal year ended March 30, 2007. The Excess Cash Flow Payment is an annual requirement under the credit agreement, and the Company cannot estimate with certainty what the Excess Cash Flow Payment will be, if any, for the fiscal year ended March 28, 2008.

                At September 28, 2007, availability under the revolving credit line for additional borrowings was approximately $76.4 million (which gives effect to approximately $26.6 million of outstanding letters of credit, which reduced the Company’s availability by that amount). The credit agreement requires an unused line fee equal to 0.5% per annum, payable quarterly in arrears, of the unused portion of the revolving credit facility.

Note 6 - Commitments and Contingencies

Commitments

                The Company has operating leases for the use of real estate and certain property and equipment. Operating leases are non-cancelable, except by the payment of penalties or cancelable upon one month notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate property are subject to annual escalations for increases in utilities and property taxes. Lease rental expense amounted to $9.6 million and $10.3 million for the three months ended September 28, 2007 and September 29, 2006, respectively, and $25.5 million and $32.4 million for the six months ended September 28, 2007 and September 29, 2006, respectively.

Contingencies

         General Legal Matters

                The Company and its subsidiaries and affiliates are involved in various lawsuits and claims that have arisen in the normal course of business. In most cases, the Company has denied, or believes it has a basis to deny any liability. The Company has recorded its best estimate of the aggregate liability that will result from these matters and believes that these matters are adequately reserved. While it is not possible to predict with certainty the outcome of litigation and other matters discussed below, it is the opinion of the Company’s management, based in part upon opinions of counsel, insurance in force and the facts currently known, that liabilities in excess of those recorded, if any, arising from such matters would not have a material adverse effect on the results of operations, consolidated financial condition or liquidity of the Company over the long term.

         Pending Litigation and Claims

                On April 24, 2007, March 14, 2007, December 29, 2006 and December 4, 2006 four lawsuits were served, seeking unspecified monetary damages against the Company and several of its former affiliates in the U.S. District Court for the Southern District of Florida, concerning the spraying of narcotic plant crops along the Colombian border adjacent to Ecuador. Three of the lawsuits, filed on behalf of the Providences of Esmeraldas, Sucumbíos, and Carchi in Ecuador, allege violations of Ecuadorian law, international law, and the statutes and common law of Florida, including negligence, trespass, and nuisance. The fourth lawsuit, filed on behalf of 1,663 citizens of the Ecuadorian provinces of Esmeraldas and Sucumbíos, alleges personal injury, various counts of negligence, trespass, battery, assault, intentional infliction of emotional distress, violations of the Alien Tort Claims Act, and various violations of international law. The Department of State (“DoS”) contract under which this work is performed provides indemnification to the Company against third-party liabilities arising out of the contract, subject to available funding. The four lawsuits were consolidated and, based on the Company’s motion granted by the U.S. District Court for the Southern District of Florida on May 22, 2007, subsequently transferred to the U.S. District Court for the District of Columbia.

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

          On January 30, 2007, the Special Inspector General for Iraq Reconstruction, or SIGIR, issued a report on one of our task orders concerning the Iraqi Police Training Program (“Training Program”). Among other items, the report raises questions about our work to establish a residential camp in Baghdad to house training personnel. Specifically, the SIGIR report recommends that DoS seek reimbursement from us of $4.2 million paid by the DoS for work that the SIGIR maintains was not contractually authorized. In addition, the SIGIR report recommends that the DoS request the Defense Contract Audit Agency (“DCAA”) to review two of our invoices totaling $19.1 million. On June 28, 2007, we received a letter from the DoS contracting officer requesting our repayment of approximately $4.0 million for work performed under this task order, which the letter claims was unauthorized.  We responded to the DoS contracting officer in letters dated July 7, 2007 and September 4, 2007, explaining that the work for which we were paid by DoS was appropriately performed and denying DoS’ request for repayment of approximately $4.0 million.  On October 23, 2007, the SIGIR issued an interim review of our expenditures under the contract for the Training Program.  The SIGIR report generally describes contract management issues within the DoS adversely affecting, among other things, the DoS’ ability to provide a detailed accounting of our expenditures under the Training Program.  Additionally, the report identifies specific expenditures arising from DoS reviews of our invoices under the Training Program which DoS has questioned or addressed with us.  We believe that based on facts currently known, the foregoing matters will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

          The Defense Contract Management Agency (“DCMA”) formally notified the Company of non-compliance with Cost Accounting Standard 403, Allocation of Home Office Expenses to Segments, on April 11, 2007. The Company issued a response to the DCMA on April 26, 2007 with a proposed solution to resolve the non-compliance, which related to the allocation of corporate general and administrative costs between the Company’s divisions. On August 13, 2007 DCMA notified the Company that additional information would be necessary to justify the proposed solution.  The Company issued a response on September 17, 2007 and the matter is pending resolution.  In management’s opinion and based on facts currently known, the above described matters will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

Note 7 - Member’s Equity

          The following table presents the changes to member’s equity for the six months ended September 28, 2007 (dollars in thousands):

	Member’s Units	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at March 30, 2007	$316,633	$63,205	$(164)	$379,674
Adjustment for the adoption of FIN No. 48		(1,374)	—	(1,374)
Comprehensive income:
Net income		26,211	—	26,211
Interest rate hedging activity, net of tax		—	(1,178)	(1,178)
Foreign currency translation		—	67	67
Comprehensive income		26,211	(1,111)	25,100
Equity-based compensation	2,263	—	—	2,263
Net tax benefits from equity-based compensation	62	—	—	62
Balance at September 28, 2007	$318,958	$88,042	$(1,275)	$405,725

Note 8 - Interest Rate Derivatives

  At September 28, 2007, our derivative instruments consisted of three interest rate swap agreements, designated as cash flow hedges, that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

Date Entered	Notional Amount	Fixed Interest Rate Paid*	Variable Interest Rate Received	Expiration Date
April 2007	$168,620	4.975%	3-month LIBOR	May 2010
April 2007	$31,380	4.975%	3-month LIBOR	May 2010
September 2007	$75,000	4.910%	3-month LIBOR	September 2008

          * plus applicable margin (2.00% at September 28, 2007).

          The fair value of the interest rate swap agreements was a liability of $2.0 million at September 28, 2007. Unrealized net loss from the changes in fair value of the interest rate swap agreements of $1.1 million, net of tax, for the six months ended September 28, 2007 is included in other comprehensive income (loss). There was no material impact on earnings due to hedge ineffectiveness for the quarter and six months ended September 28, 2007.

Note 9 - Equity-Based Compensation

         Class B Equity

          For a more detailed description of the Company’s equity-based compensation, see Note 11, Equity-Based Compensation, to the consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on June 20, 2007.

          The Company’s equity-based compensation is accounted for under SFAS No. 123(R), “Share-Based Payment”. Under this method, the Company recorded equity-based compensation expense of $1.1 million and $0.3 million for the three months ended September 28, 2007 and September 29, 2006, respectively, and $2.3 million and $1.0 million for the six months ended September 28, 2007 and September 29, 2006, respectively.

Assuming each grant of Class B equity outstanding as of September 28, 2007 fully vests, the Company will recognize additional non-cash compensation expense as follows (dollars in thousands):

Six month period ended March 28, 2008	$1,880
Fiscal year ended April 3, 2009	2,398
Fiscal year ended April 2, 2010 and thereafter	1,937
Total	$6,215

         2007 Omnibus Equity Incentive Plan

          In August 2007, the shareholders of DynCorp International Inc. ("Parent") approved the adoption of the Parent’s 2007 Omnibus Equity Incentive Plan (“2007 Plan”). Under the 2007 Plan, there are 2,250,000 shares of Class A common stock of the Parent authorized for issuance (subject to adjustment as per certain events set forth in the 2007 Plan).  The 2007 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, other share-based awards, and provides that the Compensation Committee of the Parent, which administers the 2007 Plan, may also make awards of performance shares, performance units or performance cash incentives subject to the satisfaction of specified performance criteria.  Employees of the Parent or its subsidiaries and non-employee members of the Board of Directors are eligible to be selected to participate in the 2007 Plan. No stock options or performance-based restricted stock have been issued under the 2007 Plan as of September 28, 2007.

Note 10 - Segment Information

          The Company’s operations are aligned into two divisions, each of which constitutes a reporting segment: Government Services (“GS”) and Maintenance and Technical Support Services (“MTSS”). GS primarily provides outsourced law enforcement training, drug eradication, construction management, global logistics, base operations and personal and physical security services to government and commercial customers in foreign jurisdictions. MTSS provides long-term aviation services and engineering and logistics support, ranging from daily fleet maintenance to extensive modification and overhauls on aircraft, weapons systems and support equipment.

          During the three months ended June 29, 2007, certain contracts were reclassified between segments. All prior year revenues and operating income related to these contracts were reclassified to conform to the current year presentation. The reclassifications had no impact on our consolidated results of operations, financial position or cash flows. The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	Sept. 28, 2007	Sept. 29, 2006	Sept. 28, 2007	Sept. 29, 2006
Revenues
Government Services	$325,156	$317,064	$683,172	$676,003
Maintenance and Technical Support Services	169,953	157,657	360,610	336,402
Total reportable segments	495,109	474,721	1,043,782	1,012,405
Corporate activities	—	—	—	—
	$495,109	$474,721	$1,043,782	$1,012,405

Operating Income (Loss)
Government Services	$29,909	$11,153	$56,655	$36,783
Maintenance and Technical Support Services	5,096	(1,326)	11,215	2,548
Total reportable segments	35,005	9,827	67,870	39,331
Net unallocated corporate expenses(a)	(1,058)	(303)	(2,263)	(999)
	$33,947	$9,524	$65,607	$38,332

Depreciation and amortization
Government Services	$7,854	$8,600	$15,231	$16,590
Maintenance and Technical Support Services	3,209	3,515	6,401	6,925
Total reportable segments	11,063	12,115	21,632	23,515
Corporate activities	—	—	—	—
	$11,063	$12,115	$21,632	$23,515

(a)     Represents equity-based compensation as discussed in Note 9.

Note 11 - Consolidating Financial Statements of Subsidiary Guarantors

          As of September 28, 2007, the Company had outstanding $292.0 million aggregate principal amount of 9.5% senior subordinated notes due 2013. These senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by the following subsidiaries of the Company: DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, Dyn Marine Services LLC, DynCorp International of Nigeria LLC, Dyn Marine Services of Virginia LLC, Services International LLC and Worldwide Humanitarian Services LLC.

          The following supplemental consolidating financial statements present:

1.                                     The Company’s consolidating balance sheets as of September 28, 2007 and March 30, 2007, the consolidating statements of operations information for the three months ended September 28, 2007 and September 29, 2006, the consolidating statements of operations information for the six months ended September 28, 2007 and September 29, 2006 and the consolidating statements of cash flows for the six months ended September 28, 2007 and September 29, 2006.

2.                                     DynCorp International LLC (the “DI LLC”), the combined Subsidiary Guarantors and the combined Subsidiary Non-Guarantors account for their investments in subsidiaries using the equity method of accounting; therefore, the DI LLC column reflects the equity income (loss) of its Subsidiary Guarantors and Subsidiary Non-Guarantors, which are also separately reflected in the stand-alone Subsidiary Guarantors and Subsidiary Non-Guarantors column. Additionally, the Subsidiary Guarantors column reflects the equity income (loss) of its Subsidiary Non-Guarantors, which are also separately reflected in the stand-alone Subsidiary Non-Guarantors column.

3.                                     Elimination entries necessary to consolidate DI LLC and all of its subsidiaries.

DynCorp International LLC and Subsidiaries

Condensed Consolidating Statement of Operations Information

For the Three Months Ended September 28, 2007

(Unaudited)

(Dollars in thousands)

	DI LLC	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$425,433	$69,676	$82,138	$(82,138)	$495,109
Cost of services	(363,696)	(64,071)	(80,004)	82,138	(425,633)
Selling, general and administrative expenses	(21,733)	(2,703)	(492)	—	(24,928)
Depreciation and amortization expense	(10,381)	—	(220)	—	(10,601)
Operating income	29,623	2,902	1,422	—	33,947
Interest expense	(13,705)	—	—	—	(13,705)
Net earnings from affiliates	1,176	—	—	—	1,176
Equity in income from subsidiaries	2,963	(101)	—	(2,862)	—
Interest income	417	13	—	—	430
Income before income taxes	20,474	2,814	1,422	(2,862)	21,848
Provision for income taxes	(6,521)	(1,284)	(90)	—	(7,895)
Net income	$13,953	$1,530	$1,332	$(2,862)	$13,953

DynCorp International LLC and Subsidiaries

Condensed Consolidating Statement of Operations Information

For the Three Months Ended September 29, 2006

(Unaudited)

(Dollars in thousands)

	DI LLC	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$415,586	$59,135	$63,298	$(63,298)	$474,721
Cost of services	(368,726)	(54,486)	(63,519)	63,298	(423,433)
Selling, general and administrative expenses	(29,489)	(1,526)	463	—	(30,552)
Depreciation and amortization expense	(11,374)	44	118	—	(11,212)
Operating income	5,997	3,167	360	—	9,524
Interest expense	(14,677)	(12)	—	—	(14,689)
Loss from affiliates	(123)	—	—	—	(123)
Equity in income of subsidiaries	3,378	54	—	(3,432)	—
Interest income	401	9	—	—	410
(Loss) income before income taxes	(5,024)	3,218	360	(3,432)	(4,878)
Benefit (provision) for income taxes	1,889	(98)	(48)	—	1,743
Net (loss) income	$(3,135)	$3,120	$312	$(3,432)	$(3,135)

DynCorp International LLC and Subsidiaries

Condensed Consolidating Statement of Operations Information

For the Six Months Ended September 28, 2007

(Unaudited)

(Dollars in thousands)

	DI LLC	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$907,190	$136,592	$164,694	$(164,694)	$1,043,782
Cost of services	(783,363)	(126,063)	(160,989)	164,694	(905,721)
Selling, general and administrative expenses	(45,085)	(5,463)	(915)	—	(51,463)
Depreciation and amortization expense	(20,746)	—	(245)	—	(20,991)
Operating income	57,996	5,066	2,545	—	65,607
Interest expense	(28,195)	—	—	—	(28,195)
Net earnings from affiliates	2,067	—	—	—	2,067
Interest income	1,660	20	—	—	1,680
Equity in income of subsidiaries	6,162	11	—	(6,173)	—
Income before income taxes	39,690	5,097	2,545	(6,173)	41,159
Provision for income taxes	(13,479)	(1,291)	(178)	—	(14,948)
Net income	$26,211	$3,806	$2,367	$(6,173)	$26,211

DynCorp International LLC and Subsidiaries

Condensed Consolidating Statement of Operations Information

For the Six Months Ended September 29, 2006

(Unaudited)

(Dollars in thousands)

	DI LLC	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$887,767	$124,638	$129,195	$(129,195)	$1,012,405
Cost of services	(778,545)	(115,818)	(128,599)	129,195	(893,767)
Selling, general and administrative expenses	(54,616)	(3,285)	(56)	—	(57,957)
Depreciation and amortization expense	(22,298)	—	(51)	—	(22,349)
Operating income	32,308	5,535	489	—	38,332
Interest expense	(29,503)	—	—	—	(29,503)
Loss on debt extinguishment	(3,484)	—	—	—	(3,484)
Net earnings from affiliates	323	—	—	—	323
Interest income	552	8	—	—	560
Equity in income of subsidiaries	5,709	134	—	(5,843)	—
Income before income taxes	5,905	5,677	489	(5,843)	6,228
Provision for income taxes	(2,014)	(226)	(97)	—	(2,337)
Net income	$3,891	$5,451	$392	$(5,843)	$3,891

DynCorp International LLC and Subsidiaries

Condensed Consolidating Balance Sheet Information

September 28, 2007

(Unaudited)

(Dollars in thousands)

	DI LLC	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$105,947	$1,821	$2,294	$—	$110,062
Restricted cash	—	17,627	—	—	17,627
Accounts receivable, net	408,223	48,022	1,473	—	457,718
Prepaid expenses and other current assets	63,786	30,972	60	—	94,818
Total current assets	577,956	98,442	3,827	—	680,225
Property and equipment, net	9,388	3,201	323	—	12,912
Goodwill	398,559	21,621	—	—	420,180
Tradename	18,318	—	—	—	18,318
Other intangibles, net	181,949	13,886	—	—	195,835
Investment in subsidiaries	36,562	539	—	(37,101)	—
Other assets, net	32,320	—	—	—	32,320
Intercompany receivables	16,263	—	48,817	(65,080)	—
Total assets	$1,271,315	$137,689	$52,967	$(102,181)	$1,359,790
LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$3,096	$—	$—	$—	$3,096
Accounts payable	117,594	16,584	10	—	134,188
Accrued payroll and employee costs	43,538	13,944	33,781	—	91,263
Other accrued liabilities	66,472	35,817	12,515	—	114,804
Income taxes payable	6,436	2,864	127	—	9,427
Total current liabilities	237,136	69,209	46,433	—	352,778
Long-term debt, less current portion	591,614	—	—	—	591,614
Other long-term liabilities	5,901	3,772	—	—	9,673
Intercompany payables	30,939	34,141	—	(65,080)	—
Member’s equity	405,725	30,567	6,534	(37,101)	405,725
Total liabilities and member’s equity	$1,271,315	$137,689	$52,967	$(102,181)	$1,359,790

DynCorp International LLC and Subsidiaries

Condensed Consolidating Balance Sheet Information

March 30, 2007

(Unaudited)

(Dollars in thousands)

	DI LLC	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$95,458	$5,212	$1,785	$—	$102,455
Restricted cash	—	20,224	—	—	20,224
Accounts receivable, net	425,847	35,979	124	—	461,950
Prepaid expenses and other current assets	55,404	26,883	64	—	82,351
Total current assets	576,709	88,298	1,973	—	666,980
Property and equipment, net	8,592	3,496	558	—	12,646
Goodwill	398,559	21,621	—	—	420,180
Tradename	18,318	—	—	—	18,318
Other intangibles, net	200,479	13,885	—	—	214,364
Investment in subsidiaries	30,410	529	—	(30,939)	—
Other assets, net	29,863	550	—	—	30,413
Intercompany receivables	—	—	56,326	(56,326)	—
Total assets	$1,262,930	$128,379	$58,857	$(87,265)	$1,362,901
LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$37,850	$—	$—	$—	$37,850
Accounts payable	118,806	8,466	10	—	127,282
Accrued payroll and employee costs	53,971	9,072	25,886	—	88,929
Other accrued liabilities	39,873	47,755	28,680	—	116,308
Income taxes payable	11,997	1,571	114	—	13,682
Total current liabilities	262,497	66,864	54,690	—	384,051
Long-term debt, less current portion	593,144	—	—	—	593,144
Other long-term liabilities	2,412	3,620	—	—	6,032
Intercompany payables	25,203	31,123	—	(56,326)	—
Member’s equity	379,674	26,772	4,167	(30,939)	379,674
Total liabilities and member’s equity	$1,262,930	$128,379	$58,857	$(87,265)	$1,362,901

Dyncorp International LLC and Subsidiaries

Condensed Consolidating Statement of Cash Flow Information

For the Six Months Ended September 28, 2007

(Unaudited)

(Dollars in thousands)

	DI LLC	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net cash provided (used) by operating activities	$63,319	$(6,409)	$(7,000)	$—	$49,910
Cash flows from investing activities:
Purchase of property and equipment	(2,114)	—	—	—	(2,114)
Other investing cash flows	(1,106)	—	—	—	(1,106)
Net cash used in investing activities	(3,220)	—	—	—	(3,220)
Cash flows from financing activities:
Net transfers (to) from Parent	(10,527)	3,018	7,509	—	—
Payments on credit facility	(36,285)	—	—	—	(36,285)
Other financing activities	(2,798)	—	—	—	(2,798)
Net cash (used) provided by financing activities	(49,610)	3,018	7,509	—	(39,083)
Net increase (decrease) in cash and cash equivalents	10,489	(3,391)	509	—	7,607
Cash and cash equivalents, beginning of period	95,458	5,212	1,785	—	102,455
Cash and cash equivalents, end of period	$105,947	$1,821	$2,294	$—	$110,062

DynCorp International LLC and Subsidiaries

Condensed Consolidating Statement of Cash Flow Information

For the Six Months Ended September 29, 2006

(Unaudited)

(Dollars in thousands)

	DI LLC	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$58,929	$5,283	$8,294	$—	$72,506
Cash flows from investing activities:
Purchase of property and equipment	(1,806)	(865)	—	—	(2,671)
Other investing cash flows	(1,749)	—	—	—	(1,749)
Net cash used in investing activities	(3,555)	(865)	—	—	(4,420)
Cash flows from financing activities:
Net transfers from (to) Parent	34,623	(9,374)	(7,344)	—	17,905
Payments on credit facility	(28,831)	—	—	—	(28,831)
Other financing activities	2,706	—	—	—	2,706
Net cash provided (used) in financing activities	8,498	(9,374)	(7,344)	—	(8,220)
Net increase (decrease) in cash and cash equivalents	63,872	(4,956)	950	—	59,866
Cash and cash equivalents, beginning of period	7,567	10,749	2,257	—	20,573
Cash and cash equivalents, end of period	$71,439	$5,793	$3,207	—	$80,439

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements, and the notes thereto, and other data contained elsewhere in this Quarterly Report. The following discussion and analysis should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on June 20, 2007. References to “DynCorp”, the “Company”, “we”, “our”, or “us” refer to DynCorp International LLC and its subsidiaries unless otherwise stated or indicated by context. We refer to our parent company, DynCorp International Inc., as our “Parent.” All references in this Quarterly Report to fiscal years of the U.S. government pertain to the fiscal year which ends on September 30th of each year.

Disclosure Regarding Forward-Looking Information

                This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, written, oral or otherwise made, represent our expectation or belief concerning future events. Forward-looking statements involve risks and uncertainties. Without limiting the foregoing, we use words such as “believes,” “thinks,” “anticipates,” “plans,” “expects” and similar expressions to identify forward-looking statements. We caution that these statements are further qualified by important economic, competitive, governmental and technological factors that could cause our business, strategy or actual results or events to differ materially, or otherwise, from those in the forward-looking statements, including, without limitation, changes in the demand for services that we provide; termination of key U.S. government contracts; pursuit of new commercial business and foreign government opportunities; activities of competitors; changes in significant operating expenses; changes in availability of capital; general economic and business conditions in the United States; acts of war or terrorist activities; variations in performance of financial markets; estimates of contract values; anticipated revenues from indefinite delivery, indefinite quantity contracts; expected percentages of future revenues represented by fixed-price and time-and-materials contracts; and statements covering our business strategy, those described in “Risk Factors” and other risks detailed from time to time in our reports filed with the SEC. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances; therefore, there can be no assurance that any forward-looking statement contained herein will prove to be accurate. We assume no obligation to update the forward-looking statements.

COMPANY OVERVIEW

                We are a leading provider of specialized mission-critical outsourced technical services to civilian and military government agencies. Our specific global expertise is in law enforcement training and support, security services, base operations and aviation services and operations. We also provide logistics support for all our services. Our current customers include the Department of State, or DoS; the U.S. Army, Air Force, Navy and Marine Corps (collectively, the Department of Defense, or DoD); commercial customers and foreign governments. As of September 28, 2007, we had over 14,600 employees in 33 countries, approximately 45 active contracts ranging in duration from three to ten years and over 100 task orders. Our predecessors have provided essential services to numerous U.S. government departments and agencies since 1951.

                We operate through two core business segments, Government Services, or GS, and Maintenance and Technical Support Services, or MTSS. The following table describes the key service offerings for each of GS and MTSS:

	GOVERNMENT SERVICES	MAINTENANCE AND TECHNICAL SUPPORT SERVICES
Key Service Offerings

Law Enforcement and Security - International police training, judicial support, immigration support, base operations, security for diplomats, personal protection, security system design, installation and operations, and development of security software, smart cards and biometrics
Contingency and Logistics Operations - Peace-keeping support, humanitarian relief, de-mining, worldwide contingency planning and other rapid response services, inventory procurement, tracking services, equipment maintenance, property control, data entry and mobile repair services
Operations Maintenance and Construction Management - Facility and equipment maintenance, custodial and administrative services, civil, electrical, infrastructure, environmental and mechanical engineering and construction management
Specialty Aviation and Counter-drug Operations - Drug eradication, aerial firefighting, counter-drug surveillance, border control, host nation pilot and crew training

Aviation Services and Operations - Aircraft fleet maintenance and modifications, depot augmentation, aftermarket logistics support, aircrew services and training, ground equipment maintenance and modifications, quality control, Federal Aviation Administration certification, facilities and operations support, aircraft scheduling and flight planning and the provisioning of pilots, test pilots and flight crews
Aviation Engineering - Aircraft modification programs manufacturing and installation, engineering design and kit manufacturing and installation, avionics upgrades, field installations, cockpit/fuselage design and configuration management and technical data, drawings and manual revisions
Aviation Ground Equipment Support - Ground equipment support, maintenance and overhaul, modifications and upgrades, corrosion control, engine rebuilding, hydraulic and load testing and serviceability inspections
Ground Vehicle Maintenance - Vehicle maintenance, overhaul and corrosion control and scheduling work flow management, logistics support and equipment inspection

CURRENT OPERATING CONDITIONS AND OUTLOOK

                Over most of the last two decades, the U.S. government has been increasing its reliance on the private sector for a wide range of professional and support services. This increased use of outsourcing by the U.S. government has been driven by a variety of factors: lean-government initiatives launched in the 1990s; surges in demand during times of national crisis; the increased complexity of missions; the transformation of the U.S. military to focus on the war-fighter efforts and the loss of skills within the government caused by workforce reductions and retirements. We believe that the U.S. government’s growing mission and continued human capital challenges have combined to create a new market dynamic, one that is less directly reflective of overall government budgets and more reflective of the ongoing shift of service delivery from the federal workforce to private sector providers.

                In addition to the increase in government spending on outsourcing, particularly among our customers, our end-markets are also growing. The DoD budget for fiscal 2008, excluding supplemental funding relating to operations in Iraq and Afghanistan, has been proposed to Congress at $481.4 billion, representing a 62% increase over fiscal 2001. Fiscal 2007 DoD outlay was $569.2 billion. This growth is expected to continue, with the DoD forecasting its annual budget to grow to over $538.4 billion (excluding supplemental funding) by fiscal 2012. The U.S. government budget for international development and humanitarian and international security assistance coordinated by the DoS has grown from approximately $15.0 billion in fiscal 2000 to $25.0 billion in fiscal 2006, a CAGR of 8.9%. Services included in this budget include law enforcement training, eradication of international narcotics, certain contingency services and security services. Similarly, there has been significant growth in the Department of Homeland Security budget which is estimated at $39.8 billion for fiscal 2008, which represents a 12% CAGR since fiscal 2002 for the Department of Homeland Security and its predecessor entities.

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

•                  Increased opportunities to support foreign governments in providing a wide spectrum of maintenance, supply support, facilities management and construction management-related services; and

•                  Shift to more multiple award Indefinite Delivery, Indefinite Quantity (“IDIQ”) contracts.

Contract Structure

                Our government contracts have three distinct pricing structures: cost-reimbursable, time-and-material and fixed-price. Fixed-price contracts are for a fixed sum to cover all costs and any profit element for a defined scope of work while time-and-material contracts include a fixed labor rate per hour or per day. We assume additional financial risk on fixed-price and time-and-material contracts because we assume the risk of performing those contracts at the stipulated prices or negotiated hourly/daily rates, respectively. While fixed-price and time-and-material contracts involve greater risk, they also are potentially more profitable for us, since the customer pays a premium to transfer many risks to us. With cost-reimbursement contracts, so long as actual costs incurred are within the contract funding and allowable under the terms of the contract, we are entitled to reimbursement of the costs plus a stipulated fee and an additional award fee for some contracts. Cost-reimbursable contracts are generally less risky to us, since the customer retains many of the risks; therefore, are typically less profitable than fixed-price and time-and-material contracts. Effective during the three months ended September 28, 2007, certain portions of our Civilian Police Program, or CIVPOL, contract with the DoS transitioned from fixed-price to cost-reimbursable. As such, our margins on those portions of the contract could be reduced going forward.   However, we continue to believe the general trend for our customers is a shift away from cost-reimbursable to fixed-price/time-and-material contracts, which typically result in higher margins.

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

                The following table sets forth our approximate contracted backlog as of the dates indicated:

(Dollars in millions)	Sept. 28, 2007	March 30, 2007
Funded Backlog	$1,029	$1,402
Unfunded Backlog	1,691	4,730
Total Backlog	$2,720	$6,132

The decrease in backlog is due to the exclusion of the previously included $3.3 billion from the linguist and translation services contract awarded by the U.S. Army Intelligence and Security Command (“INSCOM”) to Global Linguist Solutions LLC, a joint venture of DynCorp International and McNeil Technologies. The Army terminated the contract for convenience after the Government Accountability Office (“GAO”) sustained the incumbent’s protest. INSCOM requested and received revised proposals which are currently under evaluation prior to making a new award decision.

ESTIMATED REMAINING CONTRACT VALUE

                Our estimated remaining contract value represents total backlog plus management’s estimate of future revenues under IDIQ contracts that have not been funded, or award term periods that have not yet been earned. These future revenues would be our estimate of revenue that would occur from the end of currently funded task orders until the end of the IDIQ contracts. Our estimated remaining contract value is based on our experience under contracts, and we believe our estimates are reasonable. However, there can be no assurance that our existing contracts will result in actual revenues in any particular period or at all. These amounts could vary or even change significantly depending upon government policies, government budgets, appropriations and the outcome of protested contract awards. The following table sets forth our estimated remaining contract value as of the dates indicated:

(Dollars in millions)	Sept. 28, 2007	March 30, 2007
Estimated remaining contract value	$5,361	$8,991

As discussed above, estimated remaining contract value was reduced $3.3 billion due to the U.S. Army’s actions in response to the GAO’s recommendations.

CONSOLIDATED RESULTS OF OPERATIONS

                The table below provides selected financial data for the Company for the three months ended September 28, 2007 compared with the three months ended September 29, 2006 and the six months ended September 28, 2007 compared with the six months ended September 29, 2006.

	Three Months Ended		Six Months Ended
	Sept. 28, 2007	Sept. 29, 2006	Sept. 28, 2007	Sept. 29, 2006
(Dollars in thousands)
Revenues	$495,109	$474,721	$1,043,782	$1,012,405
Cost of services	(425,633)	(423,433)	(905,721)	(893,767)
Selling, general and administrative expenses	(24,928)	(30,552)	(51,463)	(57,957)
Depreciation and amortization expense	(10,601)	(11,212)	(20,991)	(22,349)
Operating income	33,947	9,524	65,607	38,332
Interest expense	(13,705)	(14,689)	(28,195)	(29,503)
Loss on early extinguishment of debt	—	—	—	(3,484)
Net earnings (loss) from affiliates	1,176	(123)	2,067	323
Interest income	430	410	1,680	560
Income (loss) before taxes	21,848	(4,878)	41,159	6,228
(Provision) benefit for income taxes	(7,895)	1,743	(14,948)	(2,337)
Net income (loss)	$13,953	$(3,135)	$26,211	$3,891

Revenues: Revenues for the three and six months ended September 28, 2007 increased $20.4 million or 4.3% and $31.4 million or 3.1%, respectively, as compared with the three and six months ended September 29, 2006, reflecting increased revenues in both reporting segments. See the reportable segment discussions below for more analysis of our revenue growth.

Operating Income: Operating income for the three and six months ended September 28, 2007, increased $24.4 million or 256% and $27.3 million or 71.2%, respectively, as compared with the three and six months ended September 29, 2006. The increases, as more fully described in the reportable segment discussions below, are primarily due to improved contract performance, higher revenue volumes, lower depreciation and amortization expense and lower selling, general and administrative expenses (“SG&A”). Factors contributing to the decreased SG&A included: (i) one-time severance-related expenses incurred during fiscal 2007, and (ii) employee-related costs incurred in the prior year due to the build up of in-house capabilities; offset by (i) cost incurred in fiscal 2008 related to our Sarbanes-Oxley compliance project; and (ii) general SG&A costs necessary to support the continued growth of our business. The lower depreciation and amortization expense is primarily due to certain intangible assets that were fully amortized in the prior fiscal year and an impairment charge incurred in the prior fiscal year related to a customer-related intangible asset.

Interest expense:  Interest expense for the three and six months ended September 28, 2007, decreased $1.0 million, and $1.3 million, respectively, as compared with the three and six months ended September 29, 2006.  The decreases were primarily due to lower average debt outstanding in the three and six months ended September 28, 2007, as compared with the three and six months ended September 29, 2006. The interest expense incurred relates to our credit facility, senior subordinated notes and amortization of deferred financing fees.

Loss on debt extinguishment: In conjunction with our Parent’s initial public offering in May 2006, we incurred: (i) a premium of $2.7 million related to the redemption of a portion of our senior subordinated notes; and (ii) the write-off of $0.8 million in deferred financing costs associated with the early retirement of a portion of our senior subordinated notes.

Interest income: Interest income for the three and six months ended September 28, 2007 increased $0.02 million and $1.1 million, respectively, as compared with the three and six months ended September 29, 2006.  The increases were primarily due to higher average cash balances in the six months ended September 28, 2007, as compared with the six months ended September 29, 2006.

Provision for income taxes: Our effective tax rate of 36.1% for the three months ended September 28, 2007 increased from a tax benefit of 35.7% for the three months ended September 29, 2006. The increase is due to higher income before tax. Our provision for income tax for the six months ended September 28, 2007 was $14.9 million, an increase of $12.6 million, as compared to $2.3 million for the six months ended September 29, 2006. The increase is primarily the result of increased income before tax.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT

                The following table sets forth the revenues and operating income for our GS operating segment, for the three months ended September 28, 2007 as compared to the three months ended September 29, 2006 and the six months ended September 28, 2007 as compared to the six months ended September 29, 2006.

Government Services

	Three Months Ended			Six Months Ended
	Sept. 28, 2007	Sept. 29, 2006	Increase	Sept. 28, 2007	Sept. 29, 2006	Increase
(Dollars in thousands)
Revenues	$325,156	$317,064	$8,092	$683,172	$676,003	$7,169
Operating income	$29,909	$11,153	$18,756	$56,655	$36,783	$19,872

Three Months Ended September 28, 2007 Compared To Three Months Ended September 29, 2006

Revenues — Revenues for the three months ended September 28, 2007 increased $8.1 million, or 2.6%, as compared to the three months ended September 29, 2006.  The increase primarily reflected the following:

•                  increased deployment of international police advisors to the Middle East under CIVPOL, a CIVPOL task order to train Iraqi border security personnel, both in the Law Enforcement and Security strategic business unit - $13.8 million; and

•                  additional work supporting the International Narcotics and Law Enforcement Air Wing program in the Specialty Aviation and Counter-Drug Operations strategic business unit - $8.2 million.

offset by:

•                  conclusion of construction and camp support services task orders and non-recurring contingency and logistics services provided to the U.S. Federal Emergency Management Agency after hurricane Katrina in the prior fiscal year in the Contingency and Logistics Operations strategic business unit - $9.5 million; and

•                  conclusion of construction task orders in the Operations Maintenance and Construction Management strategic business unit - $4.5 million.

Operating Income — Operating income for the three months ended September 28, 2007 increased $18.8 million, or 168.2%, as compared to the three months ended September 29, 2006.  The increase primarily reflected the following:

•                  improved contract performance in fiscal 2008 and elimination of certain one-time costs incurred during the three months ended September 29, 2006 related to contract losses in the Law Enforcement and Security strategic business unit - $23.0 million; and

•                  lower corporate expense allocation, primarily due to one-time costs incurred in the prior year related to severance expenses for certain former executives and bonus compensation associated with the Company’s initial public offering - $4.5 million.

offset by:

•                  conclusion of construction and camp support services task orders in the prior fiscal year in the Contingency and Logistics Operations strategic business unit - $2.2 million;

•                  conclusion of construction task orders in the Operations Maintenance and Construction Management strategic business unit - $3.2 million; and

•                  charges related to severance and cost in excess of contract funding in the Specialty Aviation & Counter Drug strategic business unit - $3.3 million.

Six Months Ended September 28, 2007 Compared To Six Months Ended September 29, 2006

Revenues — Revenues for the six months ended September 28, 2007 increased $7.2 million, or 1.1%, as compared to the six months ended September 29, 2006. The increase primarily reflected the following:

•                  contract modifications which expanded the program scope in the Specialty Aviation and Counter-Drug Operations strategic business unit - $25.7 million.

offset by:

•                  conclusion of various task orders in the Law Enforcement and Security strategic business unit - $4.7 million; and

•                  conclusion of construction and camp support services task orders in the Contingency and Logistics Operations strategic business unit - $13.4 million.

Operating Income — Operating income for the six months ended September 28, 2007 increased $19.9 million, or 54.0%, as compared to the six months ended September 29, 2006.  The increase primarily reflected the following:

•                  improved contract performance and non-recurring write-offs due to contract losses that occurred in the prior year in the Law Enforcement and Security strategic business unit - $25.4 million; and

•                  lower corporate expense allocation, primarily due to one-time costs incurred in the prior year related to severance expenses for certain former executives and bonus compensation associated with the Company’s initial public offering- $5.4 million.

offset by:

•                  conclusion of construction and camp support services task orders in the prior fiscal year in the Contingency and Logistics Operations strategic business unit - $3.5 million;

•                  conclusion of construction task orders in the Operations Maintenance and Construction Management strategic business unit - $3.9 million; and

•                  charges related to severance and cost in excess of contract funding in the Specialty Aviation & Counter Drug strategic business unit - $3.5 million.

                The following table sets forth the revenues and operating income (loss) for our MTSS operating segment, for the three months ended September 28, 2007 as compared to the three months ended September 29, 2006 and the six months ended September 28, 2007 as compared to the six months ended September 29, 2006.

Maintenance & Technical Support Services

	Three Months Ended			Six Months Ended
	Sept. 28, 2007	Sept. 29, 2006	Increase	Sept. 28, 2007	Sept. 29, 2006	Increase
(Dollars in thousands)
Revenues	$169,953	$157,657	$12,296	$360,610	$336,402	$24,208
Operating income (loss)	$5,096	$(1,326)	$6,422	$11,215	$2,548	$8,667

Three Months Ended September 28, 2007 Compared To Three Months Ended September 29, 2006

Revenues — Revenues for the three months ended September 28, 2007 increased $12.3 million, or 7.8%, as compared to the three months ended September 29, 2006.  The increase primarily reflected the following:

•                  new business growth in Contract Logistics Support service line, primarily related to a new contract under which we provide logistic support services to the U.S. Air Force C-21 fleet - $9.3 million; and

•                  new business growth in the Aviation and Maintenance service line - $14.5 million.

offset by:

•                  decrease in personnel and level of services provided under the Field Service Operations service line - $11.5 million.

Operating Income — Operating income for the three months ended September 28, 2007 increased $6.4 million to $5.1 million from an operating loss of $1.3 million for the three months ended September 29, 2006.  The increase primarily reflected the following:

•                  improved operating performance, non-recurring contract losses in the prior year and new business growth in Contract Logistics Support service line, primarily related to a new contract under which we provide logistic support services to the U.S. Air Force C-21 fleet - $2.1 million;

•                  net new business growth and improved operating performance in the Aviation and Maintenance service line - $2.8 million; and

•                  lower corporate expense allocation, primarily due to one-time costs incurred in the prior year related to severance expenses for certain former executives and bonus compensation associated with the Company’s initial public offering- $2.8 million.

offset by:

•                  decrease in personnel and level of services provided under the Field Service Operations service line - $1.3 million.

Six Months Ended September 28, 2007 Compared To Six Months Ended September 29, 2006

Revenues — Revenues for the six months ended September 28, 2007 increased $24.2 million, or 7.2%, as compared to the six months ended September 29, 2006.  The increase primarily reflected the following:

•                  new business growth in Contract Logistics Support service line, primarily related to a new contract under which we provide logistic support services to the U.S. Air Force C-21 fleet - $20.4 million; and

•                  new business growth in the Aviation and Maintenance service line - $17.0 million.

offset by:

•                  decrease in personnel and level of services provided under the Field Service Operations service line - $13.2 million.

                Operating Income — Operating income for the six months ended September 28, 2007 increased $8.7 million to $11.2 million from $2.5 million for the six months ended September 29, 2006.  The increase primarily reflected the following:

•                  improved operating performance and non-recurring contract losses in the prior year under the Contract Logistics Support service line - $3.2 million;

•                  net new business growth and improved operating performance in the Aviation and Maintenance service line - $3.4 million; and

•                  lower corporate expense allocation, primarily due to one-time costs incurred in the prior year related to severance expenses for certain former executives and bonus compensation associated with the Company’s initial public offering- $2.8 million.

offset by:

•                  decrease in personnel and level of services provided under the Field Service Operations service line - $0.7 million.

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

Cash Flow Analysis

	Six Months Ended
(Dollars in thousands)	Sept. 28, 2007	Sept. 29, 2006
Net Cash provided by operating activities	$49,910	$72,506
Net Cash used by investing activities	$(3,220)	$(4,420)
Net Cash used by financing activities	$(39,083)	$(8,220)

                Cash provided by operating activities for the six months ended September 28, 2007 was $49.9 million, a decrease of $22.6 million, or 31.2%, compared to $72.5 million of cash provided for the six months ended September 29, 2006. The decrease in cash flows is primarily due to the timing of cash collections from the DoS, offset by an increase in net income of $22.3 million. In addition, the operating cash flow for the six months ended September 29, 2006 benefited from the timing of payroll processing, interest payments and customer advances.

                Cash used by investing activities was $3.2 million for the six months ended September 28, 2007 compared to cash used of $4.4 million for the six months ended September 29, 2006. The cash used in both periods was primarily due to the purchase of property and equipment and computer software.

                Cash used by financing activities was $39.1 million for the six months ended September 28, 2007 compared to cash used of $8.2 million for the six months ended September 29, 2006. The cash used by financing activities during the six months ended September 28, 2007 was primarily due to repayment of borrowings under our term loans of $36.3 million. The cash used during the six months ended September 29, 2006 included: (i) net proceeds from our Parent of $17.9 million; (ii) partial redemption of senior subordinated notes of $28.8 million, including accrued interest; and (iii) net borrowings under other financing arrangements of $2.7 million.

Financing

                As of September 28, 2007, no balance was outstanding under our revolving credit facility and $302.7 million was outstanding under our term loans. Our available borrowing capacity under the revolving credit facility, totaled $76.4 million at September 28, 2007, which gives effect to $26.6 million of outstanding letters of credit. The weighted-average interest rate at September 28, 2007 for our borrowings under the credit facility was approximately 7.0%.

                We are required, under certain circumstances as defined in our credit agreement, to make the Excess Cash Flow Payment. Such payments are due at the end of the first quarter of the following fiscal year. As a result, we made payments of approximately $34.6 million on the term loans during the first quarter of fiscal 2008 related to the Excess Cash Flow Payment for the fiscal year ended March 30, 2007. The Excess Cash Flow Payment is an annual requirement under the credit agreement, and we cannot estimate with certainty what the Excess Cash Flow Payment will be, if any, for the fiscal year ended March 28, 2008.

                As of September 28, 2007, $292.0 million of principal amount was outstanding under our senior subordinated notes. Our senior subordinated notes mature February 2013. Interest accrues on our senior subordinated notes and is payable semi-annually.

                Principal payments on our credit facilities and senior subordinated notes based on outstanding borrowings as of September 28, 2007 are expected to be approximately $1.5 million for the remainder of fiscal 2008, $3.9 million in fiscal 2009, $3.1 million in fiscal 2010, $294.2 million in fiscal 2011, none in fiscal 2012, and $292.0 million in the fiscal years thereafter.

                We entered into interest rate swap agreements to hedge our exposure to cash flows related to our credit facility. These agreements are more fully described in Note 8 to our condensed consolidated financial statements included in this Quarterly Report.

Debt Covenants and Other Matters

                Our credit facility contains various financial covenants, including minimum levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum interest and fixed charge coverage ratios, and maximum capital expenditures and total leverage ratio. Non-financial covenants restrict the ability of the Company and its subsidiaries to dispose of assets; incur additional indebtedness, prepay other indebtedness or amend certain debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; issue certain equity instruments; make acquisitions; engage in mergers or consolidations or engage in certain transactions with affiliates; and otherwise restrict certain corporate activities. We were in compliance with various financial and non-financial covenants at September 28, 2007.

OFF BALANCE SHEET ARRANGEMENTS

                Our off-balance sheet arrangements relate to operating lease obligations and letters of credit, which are excluded from the balance sheet in accordance with GAAP.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

                Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our more critical accounting policies used in the preparation of the consolidated financial statements were discussed in our 2007 Annual Report on Form 10-K for the fiscal year ended March 30, 2007, filed with the SEC on June 20, 2007. These critical policies, for which no significant changes have occurred in the six months ended September 28, 2007, include:

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                There have been no material changes in market risk from the information provided in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2007, filed with the SEC on June 20, 2007.

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

(b)  Changes in Internal Controls

                There have been no changes in our internal controls over financial reporting that have occurred during the fiscal quarter ended September 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

                        Information related to various commitments and contingencies is described in Note 6 to the condensed consolidated financial statements.

ITEM 1A.       RISK FACTORS

                        There have been no material changes in risk factors from those described in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2007, filed with the SEC on June 20, 2007.

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

DYNCORP INTERNATIONAL LLC Date: November 7, 2007

/s/ MICHAEL J. THORNE
Name:	Michael J. Thorne
Title:	Senior Vice President and Chief Financial Officer