Form 10-Q
period 2007-12-28
DynCorp International LLC
filed 2008-02-06
CIK 1333142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number: 333-127343

DYNCORP INTERNATIONAL LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2287126 (I.R.S. Employer Identification No.)
3190 Fairview Park Drive, Suite 700, Falls Church, Virginia 22042
(571) 722-0210
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
The registrant has one class of member units. As of February 1, 2008, DynCorp International Inc. held 100% of the member units

Disclosure Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, written, oral or otherwise made, represent our expectation or belief concerning future events. Forward-looking statements involve risks and uncertainties. Without limiting the foregoing, we use words such as “believes,” “thinks,” “anticipates,” “plans,” “expects” and similar expressions to identify forward-looking statements. We caution that these statements are further qualified by important economic, competitive, governmental and technological factors that could cause our business, strategy or actual results or events to differ materially, or otherwise, from those in the forward-looking statements, including, without limitation, changes in the demand for services that we provide; termination of key United States (“U.S.”) government contracts; pursuit of new commercial business and foreign government opportunities; activities of competitors; changes in significant operating expenses; changes in availability of capital; general economic and business conditions in the United States; acts of war or terrorist activities; variations in performance of financial markets; estimates of contract values; anticipated revenues from indefinite delivery, indefinite quantity contracts; expected percentages of future revenues represented by fixed-price and time-and-materials contracts; and statements covering our business strategy, those described in “Risk Factors” and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”). Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances; therefore, there can be no assurance that any forward-looking statement contained herein will prove to be accurate. We assume no obligation to update the forward-looking statements.

DYNCORP INTERNATIONAL LLC

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DYNCORP INTERNATIONAL LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	For the Three Months Ended
	Dec. 28, 2007	Dec. 29, 2006
	(unaudited)
Revenue	$523,071	$517,539

Cost of services	(452,341)	(449,680)
Selling, general and administrative expenses	(28,995)	(24,949)
Depreciation and amortization expense	(10,910)	(10,656)

Operating income	30,825	32,254
Interest expense	(14,052)	(14,554)
Net earnings from affiliates	1,253	1,000
Interest income	522	534
Other income, net	380	—

Income before income taxes	18,928	19,234
Provision for income taxes	(6,968)	(7,018)

Net income	$11,960	$12,216

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	For the Nine Months Ended
	Dec. 28, 2007	Dec. 29, 2006
	(unaudited)
Revenue	$1,566,853	$1,529,944

Cost of services	(1,358,062)	(1,343,447)
Selling, general and administrative expenses	(79,916)	(82,906)
Depreciation and amortization expense	(31,901)	(33,005)

Operating income	96,974	70,586
Interest expense	(42,247)	(44,057)
Loss on early extinguishment of debt	—	(3,484)
Net earnings from affiliates	3,320	1,323
Interest income	2,202	1,094
Other expense, net	(162)	—

Income before income taxes	60,087	25,462
Provision for income taxes	(21,916)	(9,355)

Net income	$38,171	$16,107

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	As of
	Dec. 28, 2007	March 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,581	$102,455
Restricted cash	10,091	20,224
Accounts receivable, net of allowances of $925 and $3,428	583,859	461,950
Prepaid expenses and other current assets	92,800	69,487
Deferred income taxes	13,765	12,864

Total current assets	714,096	666,980
Property and equipment, net	12,800	12,646
Goodwill	420,180	420,180
Tradename	18,318	18,318
Other intangibles, net	185,305	214,364
Deferred income taxes	16,671	13,459
Other assets, net	16,993	16,954

Total assets	$1,384,363	$1,362,901

LIABILITIES AND MEMBER’S EQUITY

Current liabilities:
Short-term debt, including current maturities of long-term debt	$16,596	$37,850
Accounts payable	136,403	127,282
Accrued payroll and employee costs	77,608	88,929
Other accrued liabilities	120,617	116,308
Income taxes payable	12,202	13,682

Total current liabilities	363,426	384,051

Long-term debt, less current portion	590,840	593,144
Other long-term liabilities	13,089	6,032

Commitments and contingencies

Member’s equity:
Member’s units, 100 outstanding	320,131	316,633
Retained earnings	100,002	63,205
Accumulated other comprehensive loss	(3,125)	(164)

Total member’s equity	417,008	379,674

Total liabilities and member’s equity	$1,384,363	$1,362,901

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Nine Months Ended
	Dec. 28, 2007	Dec. 29, 2006
	(unaudited)
Cash flows from operating activities
Net income	$38,171	$16,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,924	34,654
Loss on early extinguishment of debt	—	2,657
Amortization of deferred loan costs	2,261	3,154
Recovery of losses on accounts receivable	(1,127)	(4,679)
Net earnings from affiliates, net of dividends received	(668)	(951)
Deferred income taxes	313	(8,116)
Equity-based compensation	3,360	1,471
Excess tax benefits from equity-based compensation	(138)	—
Changes in assets and liabilities:
Restricted cash	10,133	—
Accounts receivable	(120,018)	(3,754)
Prepaid expenses and other current assets	(22,546)	(167)
Accounts payable and accrued liabilities	11,832	12,008
Income taxes payable	(3,753)	100

Net cash (used) provided by operating activities	(49,256)	52,484

Cash flows from investing activities
Purchase of property and equipment	(2,822)	(3,679)
Purchase of computer software	(996)	(2,069)
Other investing activities	(3,423)	374

Net cash used by investing activities	(7,241)	(5,374)

Cash flows from financing activities
Net transfers from parent company	—	17,907
Payments on long-term debt	(37,058)	(29,694)
Borrowings under revolving line of credit	13,500	—
Premium paid on redemption of senior subordinated notes	—	(2,657)
Payment of deferred financing costs	—	(640)
Excess tax benefits from equity-based compensation	138	—
Borrowings under other financing arrangements	7,423	2,737
Payments under other financing arrangements	(16,380)	—

Net cash used by financing activities	(32,377)	(12,347)

Net (decrease) increase in cash and cash equivalents	(88,874)	34,763
Cash and cash equivalents, beginning of period	102,455	20,573

Cash and cash equivalents, end of period	$13,581	$55,336

Income taxes paid (net of refunds)	$21,949	$17,588
Interest paid	$33,231	$28,241
Non-cash investing activities	$—	$3,834
See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation and Accounting Policies
Basis of Presentation
DynCorp International LLC and its subsidiaries provide defense and technical services and government outsourced solutions primarily to U.S. government agencies. Our specific global expertise is in law enforcement training and support, security services, base operations, and aviation services and operations. References herein to “DynCorp International”, the “Company”, “we”, “our”, or “us” refer to DynCorp International LLC and its wholly owned subsidiaries.
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that all disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on June 20, 2007.
In the opinion of management, all adjustments necessary to fairly present the Company’s financial position at December 28, 2007 and March 30, 2007, the results of operations for the three and nine months ended December 28, 2007 and December 29, 2006, and cash flows for the nine months ended December 28, 2007 and December 29, 2006, have been included. The results of operations for the three and nine months ended December 28, 2007 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods. The Company uses estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. However, actual results could differ from the estimates.
The Company reports the results of its operations using a 52-53 week basis. In line with this reporting schedule, each quarter of the fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks. The fiscal year ended March 30, 2007 and the fiscal year ending March 28, 2008 both contain 52 weeks. For presentation purposes in this Quarterly Report, the periods are shown as three and nine months ended December 28, 2007 and December 29, 2006, as applicable.
Income Taxes, Deferred Taxes, Tax Valuation Allowances and Tax Reserves
At the beginning of fiscal 2008, we adopted Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of Financial Accounting Standards Board (“FASB”) Statement No. 109.” FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Generally, investments in which the Company owns a 20% to 50% ownership interest are accounted for by the equity method. These investments are in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies and is not the primary beneficiary as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (Revised 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company has no investments in business entities of less than 20%.

The following table sets forth the Company’s ownership in joint ventures and companies that are not consolidated into the Company’s financial statements as of December 28, 2007, and are accounted for by the equity method. Economic rights are indicated by the ownership percentages listed below.

DynEgypt LLC	50.0%
Dyn Puerto Rico Corporation	49.9%
Contingency Response Services LLC	45.0%
Babcock DynCorp Limited	44.0%
Partnership for Temporary Housing LLC	40.0%
DCP Contingency Services LLC	40.0%
The Company has a 51% ownership interest in Global Linguist Solutions LLC, and therefore the right to elect half of the Board of Directors of such entity, is the primary beneficiary as defined in FIN No. 46R and is consolidated into the Company’s financial statements as of December 28, 2007.
During the three months ended September 28, 2007, the Company acquired the remaining 50 percent of DynCorp-Hiberna Ltd. from the joint venture partner for approximately $400,000, net of cash acquired and changed the name to DCH Limited . The assets, liabilities, and results of operations of the entity acquired were not material to the Company’s consolidated financial position or results of operations, thus pro-forma information is not presented. In addition, during the three months ended December 28, 2007 Global Nation Building LLC was terminated due to inactivity.
Other Accounting Policies
Other significant accounting policies, for which no significant changes have occurred in the nine months ended December 28, 2007, are detailed in Note 1 of our 2007 Annual Report on Form 10-K filed with the SEC on June 20, 2007.
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
In July 2006, the FASB issued FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The impact on our consolidated financial condition and results of operations of adopting FIN No. 48 in the first quarter of fiscal 2008 is presented in Note 4.
Pronouncements Not Yet Implemented
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements; however, it does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, though a recently proposed FASB staff position may delay certain portions of the Statement. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial condition and results of operations.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the impact of the statement.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the impact of the statement.
Note 2 — Other Intangible Assets
The following tables provide information about changes relating to intangible assets (amounts in thousands, except years):

	December 28, 2007
	Weighted
	Average	Gross
	Useful Life	Carrying	Accumulated
	(Years)	Value	Amortization	Net
Finite-lived intangible assets:
Customer-related intangible assets	8.5	$290,716	$(110,817)	$179,899
Other	4.3	13,596	(8,190)	5,406

		$304,312	$(119,007)	$185,305

		$18,318	$—	$18,318

	March 30, 2007
	Weighted
	Average	Gross
	Useful Life	Carrying	Accumulated
	(Years)	Value	Amortization	Net
Finite-lived intangible assets:
Customer-related intangible assets	8.5	$290,381	$(82,233)	$208,148
Other	4.2	12,599	(6,383)	6,216

		$302,980	$(88,616)	$214,364

Indefinite-lived intangible assets — Tradename		$18,318	$—	$18,318

Amortization expense for customer-related and other intangibles was $10.4 million and $10.3 million for the three months ended December 28, 2007 and December 29, 2006, respectively, and $30.4 million and $32.1 million for the nine months ended December 28, 2007 and December 29, 2006, respectively.

Note 3 — Income Taxes
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
As of December 28, 2007, the estimated amount of the Company’s uncertain tax positions was a liability of $4.9 million resulting from unrecognized net tax benefits, including penalties and interest. The liability is carried in other accrued liabilities in the condensed consolidated balance sheet, net of approximately $1.8 million which is reported as long-term.
The Company recognizes accrued interest related to uncertain tax positions in interest expense. The balance of accrued interest recorded on the balance sheet at December 28, 2007 was approximately $0.6 million. The Company recognizes accrued penalties related to uncertain tax positions in income tax expense. The balance of accrued penalties recorded on the balance sheet as of December 28, 2007 was approximately $0.2 million. At December 28, 2007, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.1 million.
It is reasonably possible that the total amount of unrecognized tax benefits could decrease approximately $3.0 million to $4.0 million primarily due to items that were not fixed and determinable as of December 28, 2007 and for which economic performance is expected to occur in the next 12 months.
The Company and its subsidiaries file income tax returns in U.S. federal and state jurisdictions and in various foreign jurisdictions and is currently under audit by the Internal Revenue Service for fiscal year 2006. In addition, the statute of limitations is open for U.S. federal and state income tax examinations for the Company’s fiscal year 2005 forward and, with few exceptions, foreign income tax examinations for the calendar year 2003 forward.
Note 4 — Accounts Receivable
Accounts Receivable, net consisted of the following:

(Dollars in thousands)	Dec. 28, 2007	March 30, 2007
Billed	$292,156	$227,942
Unbilled	291,703	232,543
Other receivables	—	1,465

Total	$583,859	$461,950

Unbilled receivables at December 28, 2007 and March 30, 2007 include $42.2 million and $38.3 million, respectively, related to costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under an existing contract, and for which formal contracts or contract modifications have not been executed at the end of the respective periods. The balance of unbilled receivables consists of costs and fees billable immediately on contract completion or other specified events, the majority of which is expected to be billed and collected within one year. At December 28, 2007, approximately $4.8 million formerly classified as other receivables was reclassified to prepaid expenses and other current assets.
Note 5 — Long-Term Debt
Long-term debt consisted of the following:

(Dollars in thousands)	Dec. 28, 2007	March 30, 2007
Revolving line of credit	$13,500	$—
Term loans	301,904	338,962
9.5% Senior subordinated notes	292,032	292,032

	607,436	630,994
Less current portion of long-term debt	(16,596)	(37,850)

Total long-term debt	$590,840	$593,144

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
At December 28, 2007, availability under the revolving credit line for additional borrowings was approximately $65.5 million, which gives effect to approximately $24.0 million of outstanding letters of credit, which reduced the Company’s availability by that amount and $13.5 million outstanding under the revolving credit line. The credit agreement requires an unused line fee equal to 0.5% per annum, payable quarterly in arrears, of the unused portion of the revolving credit facility.
Note 6 — Commitments and Contingencies
Commitments
The Company has non-cancelable operating leases for the use of real estate and certain property and equipment. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate property are subject to annual escalations for increases in utilities and property taxes. Lease rental expense amounted to $14.6 million and $6.9 million for the three months ended December 28, 2007 and December 29, 2006, respectively, and $39.3 million and $39.2 million for the nine months ended December 28, 2007 and December 29, 2006, respectively.
Contingencies
General Legal Matters
The Company and its subsidiaries and affiliates are involved in various lawsuits and claims that have arisen in the normal course of business. In most cases, the Company has denied, or believes it has a basis to deny any liability. Related to these matters, the Company has recorded its best estimate of the aggregate liability of approximately $4.0 million and believes that these matters are adequately reserved. While it is not possible to predict with certainty the outcome of litigation and other matters discussed below, it is the opinion of the Company’s management, based in part upon opinions of counsel, insurance in force and the facts currently known, that liabilities in excess of those recorded, if any, arising from such matters would not have a material adverse effect on the results of operations, consolidated financial condition or liquidity of the Company over the long term.
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
On January 30, 2007, the Special Inspector General for Iraq Reconstruction, or SIGIR, issued a report on one of our task orders concerning the Iraqi Police Training Program (the “Training Program”). Among other items, the report raises questions about our work to establish a residential camp in Baghdad to house training personnel. Specifically, the SIGIR report recommends that DoS seek reimbursement from us of $4.2 million paid by the DoS for work that the SIGIR maintains was not contractually authorized. In addition, the SIGIR report recommends that the DoS request the Defense Contract Audit Agency (“DCAA”) to review two of our invoices totaling $19.1 million. On June 28, 2007, we received a letter from the DoS contracting officer requesting our repayment of approximately $4.0 million for work performed under this task order, which the letter claims was unauthorized. We responded to the DoS contracting officer in letters dated July 7, 2007 and September 4, 2007, explaining that the work for which we were paid by DoS was appropriately performed and denying DoS’ request for repayment of approximately $4.0 million. On October 23, 2007, the SIGIR issued an interim review of our expenditures under the contract for the Training Program. The SIGIR report generally describes contract management issues within the DoS adversely affecting, among other things, the DoS’ ability to provide a detailed accounting of our expenditures under the Training Program. Additionally, the report identifies specific expenditures arising from DoS reviews of our invoices under the Training Program which DoS has questioned or addressed with us. We believe that based on facts currently known, the foregoing matters will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.
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

Note 7 — Member’s Equity
The following table presents the changes to member’s equity for the nine months ended December 28, 2007 (dollars in thousands):

			Accumulated Other
	Member’s	Retained	Comprehensive (Loss)
	Units	Earnings	Income	Total
Balance at March 30, 2007	$316,633	$63,205	$(164)	$379,674
Adjustment for the adoption of FIN No. 48		(1,374)		(1,374)
Comprehensive income:
Net income		38,171		38,171
Interest rate hedging activity, net of tax			(3,011)	(3,011)
Foreign currency translation			50	50

Comprehensive income		38,171	(2,961)	35,210
Equity-based compensation	3,360			3,360
Net tax benefits from equity-based compensation	138			138

Balance at December 28, 2007	$320,131	$100,002	$(3,125)	$417,008

Note 8 — Interest Rate Derivatives
At December 28, 2007, our derivative instruments consisted of three interest rate swap agreements, designated as cash flow hedges, that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

		Fixed	Variable
	Notional	Interest	Interest Rate
Date Entered	Amount	Rate Paid*	Received	Expiration Date
April 2007	$168,620	4.975%	3-month LIBOR	May 2010
April 2007	$31,380	4.975%	3-month LIBOR	May 2010
September 2007	$75,000	4.910%	3-month LIBOR	September 2008

*	plus applicable margin (2.00% at December 28, 2007).
The fair value of the interest rate swap agreements was a liability of $5.5 million at December 28, 2007. Unrealized net loss from the changes in fair value of the interest rate swap agreements of $3.0 million, net of tax, for the nine months ended December 28, 2007 is included in other comprehensive income (loss). There was no material impact on earnings due to hedge ineffectiveness for the three and nine months ended December 28, 2007.
Note 9 — Equity-Based Compensation
Class B Equity
For a more detailed description of the Company’s Class B equity-based compensation, see Note 10, Equity-Based Compensation, to the consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on June 20, 2007.
The Company’s Class B equity-based compensation is accounted for under SFAS No. 123(R), “Share-Based Payment”. Under this method, the Company recorded Class B equity-based compensation expense of $1.1 million and $0.5 million for the three months ended December 28, 2007 and December 29, 2006, respectively, and $3.4 million and $1.5 million for the nine months ended December 28, 2007 and December 29, 2006, respectively.
Assuming each grant of Class B equity outstanding as of December 28, 2007 fully vests, the Company will recognize additional non-cash compensation expense as follows (dollars in thousands):

Three month period ended March 28, 2008	$784
Fiscal year ended April 3, 2009	2,398
Fiscal year ended April 2, 2010 and thereafter	1,937

Total	$5,119

2007 Omnibus Equity Incentive Plan
In August 2007, the shareholders of DynCorp International Inc. (our “Parent”) approved the adoption of the Parent’s 2007 Omnibus Equity Incentive Plan (“2007 Plan”). Under the 2007 Plan, there are 2,250,000 of the authorized shares of Class A common stock of the Parent reserved for issuance (subject to adjustment as per certain events set forth in the 2007 Plan). The 2007 Plan provides for the grant of stock options, stock appreciation rights, restricted stock and other share-based awards and provides that the Compensation Committee of the Parent, which administers the 2007 Plan, may also make awards of performance shares, performance units or performance cash incentives subject to the satisfaction of specified performance criteria to be established by the Compensation Committee prior to the applicable grant date. Employees of the Parent or its subsidiaries and non-employee members of the Board of Directors are eligible to be selected to participate in the 2007 Plan at the discretion of the Compensation Committee of the Parent.
In December 2007, the Compensation Committee of the Parent approved the grant of Restricted Stock Units (“RSUs”) to certain key employees (“Participants”) of the Parent. The grants were made pursuant to the terms and conditions of the 2007 Plan and are subject to award agreements between the Parent and each Participant. Participants vest in RSUs ratably over the corresponding service term, generally one to three years. The RSUs have assigned value equivalent to the Parent’s common stock and may be settled in cash or shares of the Parent’s common stock at the discretion of the Compensation Committee of the Parent. The estimated fair value of the RSUs was approximately $3.0 million, net of estimated forfeitures, based on the closing market price of the Parent’s stock on the grant date.
A summary of RSU activity during fiscal 2008 under the 2007 Plan is as follows:

Weighted
	Outstanding	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Outstanding, March 30, 2007	—	$—
Units granted	147,150	21.19
Units cancelled	—	—
Units vested	—	—

Outstanding, December 28, 2007	147,150	$21.19

In accordance with SFAS No. 123(R) and Company policy, the Company recognizes compensation expense related to the RSUs on a graded vesting schedule over the requisite service period, net of estimated forfeitures.
The RSUs have been determined to be liability awards; therefore, the fair value of the RSUs will be remeasured at each financial reporting date as long as they remain liability awards. The estimated fair value of the RSUs was approximately $3.7 million, net of estimated forfeitures, based on the closing market price of the Parent’s stock on December 28, 2007. Compensation expense related to RSUs was approximately $0.2 million for the three and nine months ended December 28, 2007. No RSUs were vested at December 28, 2007.
Assuming the RSUs outstanding, net of estimated forfeitures, as of December 28, 2007 fully vest, the Company will recognize the related compensation expense as follows (in thousands):

Three month period ended March 28, 2008	$601
Fiscal year ended April 3, 2009	1,910
Fiscal year ended April 2, 2010 and thereafter	979

Total	$3,490

Note 10 — Segment Information
The Company’s operations are aligned into two divisions, each of which constitutes a reporting segment: Government Services (“GS”) and Maintenance and Technical Support Services (“MTSS”). GS primarily provides outsourced law enforcement training, drug eradication, construction management, global logistics, base operations and personal and physical security services to government and commercial customers in foreign jurisdictions. MTSS provides long-term aviation services and engineering and logistics support, ranging from daily fleet maintenance to extensive modification and overhauls on aircraft, weapons systems and support equipment, both domestically and internationally.
During the three months ended June 29, 2007, certain contracts were reclassified between segments. All prior year revenues and operating income related to these contracts were reclassified to conform to the current year presentation. The reclassifications had no impact on our consolidated results of operations, financial position or cash flows. The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements (in thousands).

	Three Months Ended		Nine Months Ended
	Dec. 28, 2007	Dec. 29, 2006	Dec. 28, 2007	Dec. 29, 2006
Revenue
Government Services	$343,592	$342,205	$1,026,764	$1,018,208
Maintenance and Technical Support Services	179,479	175,334	540,089	511,736

Total reportable segments	523,071	517,539	1,566,853	1,529,944
Corporate activities	—	—	—	—

	$523,071	$517,539	$1,566,853	$1,529,944

Operating Income (Loss)
Government Services	$25,460	$33,468	$82,076	$70,251
Maintenance and Technical Support Services	6,462	(742)	18,258	1,806

Total reportable segments	31,922	32,726	100,334	72,057
Net unallocated corporate expenses(a)	(1,097)	(472)	(3,360)	(1,471)

	$30,825	$32,254	$96,974	$70,586

Depreciation and amortization
Government Services	$7,942	$7,900	$23,173	$24,490
Maintenance and Technical Support Services	3,350	3,239	9,751	10,164

Total reportable segments	11,292	11,139	32,924	34,654
Corporate activities	—	—	—	—

	$11,292	$11,139	$32,924	$34,654

(a)	Represents equity-based compensation as discussed in Note 9.

Note 11 — Consolidating Financial Statements of Subsidiary Guarantors
As of December 28, 2007, the Company had outstanding $292.0 million aggregate principal amount of 9.5% senior subordinated notes due 2013. These senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by the following subsidiaries of the Company: DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, Dyn Marine Services LLC, DynCorp International of Nigeria LLC, Dyn Marine Services of Virginia LLC, Services International LLC and Worldwide Humanitarian Services LLC.
The following supplemental consolidating financial statements present:
1.	The Company’s consolidating balance sheets as of December 28, 2007 and March 30, 2007, the consolidating statements of operations information for the three months ended December 28, 2007 and December 29, 2006, the consolidating statements of operations information for the nine months ended December 28, 2007 and December 29, 2006 and the consolidating statements of cash flows for the nine months ended December 28, 2007 and December 29, 2006.

2.	DynCorp International LLC (the “DI LLC”), the combined Subsidiary Guarantors and the combined Subsidiary Non-Guarantors account for their investments in subsidiaries using the equity method of accounting; therefore, the DI LLC column reflects the equity income (loss) of its Subsidiary Guarantors and Subsidiary Non-Guarantors, which are also separately reflected in the stand-alone Subsidiary Guarantors and Subsidiary Non-Guarantors column. Additionally, the Subsidiary Guarantors column reflects the equity income (loss) of its Subsidiary Non-Guarantors, which are also separately reflected in the stand-alone Subsidiary Non-Guarantors column.

3.	Elimination entries necessary to consolidate DI LLC and all of its subsidiaries.

DynCorp International LLC and Subsidiaries
Condensed Consolidating Statement of Operations Information
For the Three Months Ended December 28, 2007
(Unaudited)
(Dollars in thousands)

		Subsidiary	Subsidiary
	DI LLC	Guarantor	Non-Guarantors	Eliminations	Consolidated
Revenues	$468,086	$54,985	$79,000	$(79,000)	$523,071
Cost of services	(402,324)	(52,040)	(76,977)	79,000	(452,341)
Selling, general and administrative expenses	(25,873)	(2,486)	(636)	—	(28,995)
Depreciation and amortization expense	(10,857)	—	(53)	—	(10,910)

Operating income	29,032	459	1,334	—	30,825
Interest expense	(14,052)	—	—	—	(14,052)
Net earnings from affiliates	1,253	—	—	—	1,253
Equity in income from subsidiaries	1,466	125	—	(1,591)	—
Interest income	489	33	—	—	522
Other income, net	380	—	—	—	380

Income before income taxes	18,568	617	1,334	(1,591)	18,928
Provision for income taxes	(6,608)	(296)	(64)	—	(6,968)

Net income	$11,960	$321	$1,270	$(1,591)	$11,960

DynCorp International LLC and Subsidiaries
Condensed Consolidating Statement of Operations Information
For the Three Months Ended December 29, 2006
(Unaudited)
(Dollars in thousands)

		Subsidiary	Subsidiary
	DI LLC	Guarantor	Non-Guarantors	Eliminations	Consolidated
Revenues	$466,905	$50,634	$88,996	$(88,996)	$517,539
Cost of services	(402,804)	(46,654)	(89,218)	88,996	(449,680)
Selling, general and administrative expenses	(22,974)	(2,002)	27	—	(24,949)
Depreciation and amortization expense	(10,632)	—	(24)	—	(10,656)

Operating income	30,495	1,978	(219)	—	32,254
Interest expense	(14,554)	—	—	—	(14,554)
Net earnings from affiliates	1,000	—	—	—	1,000
Equity in income of subsidiaries	1,433	103	—	(1,536)	—
Interest income	533	1	—	—	534

Income before income taxes	18,907	2,082	(219)	(1,536)	19,234
Provision for income taxes	(6,691)	(278)	(49)	—	(7,018)

Net income (loss)	$12,216	$1,804	$(268)	$(1,536)	$12,216

DynCorp International LLC and Subsidiaries
Condensed Consolidating Statement of Operations Information
For the Nine Months Ended December 28, 2007
(Unaudited)
(Dollars in thousands)

		Subsidiary	Subsidiary
	DI LLC	Guarantor	Non-Guarantors	Eliminations	Consolidated
Revenues	$1,375,276	$191,577	$243,694	$(243,694)	$1,566,853
Cost of services	(1,185,687)	(178,103)	(237,966)	243,694	(1,358,062)
Selling, general and administrative expenses	(70,416)	(7,949)	(1,551)	—	(79,916)
Depreciation and amortization expense	(31,603)	—	(298)	—	(31,901)

Operating income	87,570	5,525	3,879	—	96,974
Interest expense	(42,247)	—	—	—	(42,247)
Net earnings from affiliates	3,320	—	—	—	3,320
Equity in income from subsidiaries	7,628	136	—	(7,764)	—
Interest income	2,149	53	—	—	2,202
Other expense, net	(162)	—	—	—	(162)

Income before income taxes	58,258	5,714	3,879	(7,764)	60,087
Provision for income taxes	(20,087)	(1,587)	(242)	—	(21,916)

Net income	$38,171	$4,127	$3,637	$(7,764)	$38,171

DynCorp International LLC and Subsidiaries
Condensed Consolidating Statement of Operations Information
For the Nine Months Ended December 29, 2006
(Unaudited)
(Dollars in thousands)

		Subsidiary	Subsidiary
	DI LLC	Guarantor	Non-Guarantors	Eliminations	Consolidated
Revenues	$1,354,672	$175,272	$218,191	$(218,191)	$1,529,944
Cost of services	(1,181,349)	(162,472)	(217,817)	218,191	(1,343,447)
Selling, general and administrative expenses	(77,590)	(5,287)	(29)	—	(82,906)
Depreciation and amortization expense	(32,930)	—	(75)	—	(33,005)

Operating income	62,803	7,513	270	—	70,586
Interest expense	(44,057)	—	—	—	(44,057)
Loss on debt extinguishment	(3,484)	—	—	—	(3,484)
Net earnings from affiliates	1,323	—	—	—	1,323
Interest income	1,085	9	—	—	1,094
Equity in income of subsidiaries	7,142	237	—	(7,379)	—

Income before income taxes	24,812	7,759	270	(7,379)	25,462
Provision for income taxes	(8,705)	(504)	(146)	—	(9,355)

Net income	$16,107	$7,255	$124	$(7,379)	$16,107

DynCorp International LLC and Subsidiaries
Condensed Consolidating Balance Sheet Information
December 28, 2007
(Unaudited)
(Dollars in thousands)

		Guarantor	Non-Guarantor
	DI LLC	Subsidiaries	Subsidiaries	Eliminations	Totals
ASSETS
Current assets:
Cash and cash equivalents	$8,703	$2,515	$2,363	$—	$13,581
Restricted cash	—	10,091	—	—	10,091
Accounts receivable, net	536,340	47,334	185	—	583,859
Prepaid expenses and other current assets	70,178	36,297	90	—	106,565

Total current assets	615,221	96,237	2,638	—	714,096

Property and equipment, net	9,517	3,007	276	—	12,800
Goodwill	398,559	21,621	—	—	420,180
Tradename	18,318	—	—	—	18,318
Other intangibles, net	171,419	13,886	—	—	185,305
Investment in subsidiaries	37,903	802	—	(38,705)	—
Other assets, net	33,640	24	—	—	33,664
Intercompany receivables	—	—	42,518	(42,518)	—

Total assets	$1,284,577	$135,577	$45,432	$(81,223)	$1,384,363

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$16,596	$—	$—	$—	$16,596
Accounts payable	125,833	10,562	8	—	136,403
Accrued payroll and employee costs	47,829	9,719	20,060	—	77,608
Other accrued liabilities	63,936	39,232	17,449	—	120,617
Income taxes payable	8,935	3,158	109	—	12,202

Total current liabilities	263,129	62,671	37,626	—	363,426

Long-term debt, less current portion	590,840	—	—	—	590,840
Other long-term liabilities	9,478	3,611	—	—	13,089
Intercompany payables	4,122	38,396	—	(42,518)	—
Member’s equity	417,008	30,899	7,806	(38,705)	417,008

Total liabilities and member’s equity	$1,284,577	$135,577	$45,432	$(81,223)	$1,384,363

DynCorp International LLC and Subsidiaries
Condensed Consolidating Balance Sheet Information
March 30, 2007
(Unaudited)
(Dollars in thousands)

		Subsidiary	Subsidiary
	DI LLC	Guarantor	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$95,458	$5,212	$1,785	$—	$102,455
Restricted cash	—	20,224	—	—	20,224
Accounts receivable, net	425,847	35,979	124	—	461,950
Prepaid expenses and other current assets	55,404	26,883	64	—	82,351

Total current assets	576,709	88,298	1,973	—	666,980
Property and equipment, net	8,592	3,496	558	—	12,646
Goodwill	398,559	21,621	—	—	420,180
Tradename	18,318	—	—	—	18,318
Other intangibles, net	200,479	13,885	—	—	214,364
Investment in subsidiaries	30,410	529	—	(30,939)	—
Other assets, net	29,863	550	—	—	30,413
Intercompany receivables	—	—	56,326	(56,326)	—

Total assets	$1,262,930	$128,379	$58,857	$(87,265)	$1,362,901

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Short-term debt, including current maturities of long-term debt	$37,850	$—	$—	$—	$37,850
Accounts payable	118,806	8,466	10	—	127,282
Accrued payroll and employee costs	53,971	9,072	25,886	—	88,929
Other accrued liabilities	39,873	47,755	28,680	—	116,308
Income taxes payable	11,997	1,571	114	—	13,682

Total current liabilities	262,497	66,864	54,690	—	384,051
Long-term debt, less current portion	593,144	—	—	—	593,144
Other long-term liabilities	2,412	3,620	—	—	6,032
Intercompany payables	25,203	31,123	—	(56,326)	—
Member’s equity	379,674	26,772	4,167	(30,939)	379,674

Total liabilities and member’s equity	$1,262,930	$128,379	$58,857	$(87,265)	$1,362,901

Dyncorp International LLC and Subsidiaries
Condensed Consolidating Statement of Cash Flow Information
For the Nine Months Ended December 28, 2007
(Unaudited)
(Dollars in thousands)

		Subsidiary	Subsidiary
	DI LLC	Guarantor	Non-Guarantors	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(26,056)	$(9,970)	$(13,230)	$—	$(49,256)

Cash flows from investing activities:
Purchase of property and equipment	(2,822)	—	—	—	(2,822)
Other investing cash flows	(4,419)	—	—	—	(4,419)

Net cash used in investing activities	(7,241)	—	—	—	(7,241)
Cash flows from financing activities:
Net transfers (to) from Parent	(21,081)	7,273	13,808	—	—
Borrowing under revolving line of credit	13,500	—	—	—	13,500
Payments on credit facility	(37,058)	—	—	—	(37,058)
Other financing activities	(8,819)	—	—	—	(8,819)

Net cash (used) provided by financing activities	(53,458)	7,273	13,808	—	(32,377)
Net (decrease) increase in cash and cash equivalents	(86,755)	(2,697)	578	—	(88,874)
Cash and cash equivalents, beginning of period	95,458	5,212	1,785	—	102,455

Cash and cash equivalents, end of period	$8,703	$2,515	$2,363	$—	$13,581

DynCorp International LLC and Subsidiaries
Condensed Consolidating Statement of Cash Flow Information
For the Nine Months Ended December 29, 2006
(Unaudited)
(Dollars in thousands)

		Subsidiary	Subsidiary
	DI LLC	Guarantor	Non-Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$41,301	$(18,192)	$29,375	$—	$52,484

Cash flows from investing activities:
Purchase of property and equipment	(2,737)	(818)	(124)	—	(3,679)
Other investing cash flows	(1,695)	—	—	—	(1,695)

Net cash used in investing activities	(4,432)	(818)	(124)	—	(5,374)
Cash flows from financing activities:
Net transfers from (to) Parent	16,680	13,752	(12,525)	—	17,907
Payments on credit facility	(29,694)	—	—	—	(29,694)
Other financing activities	(560)	—	—	—	(560)

Net cash provided (used) in financing activities	(13,574)	13,752	(12,525)	—	(12,347)
Net increase (decrease) in cash and cash equivalents	23,295	(5,258)	16,726	—	34,763
Cash and cash equivalents, beginning of period	7,567	10,749	2,257	—	20,573

Cash and cash equivalents, end of period	$30,862	$5,491	$18,983	—	$55,336

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
COMPANY OVERVIEW
We are a leading provider of specialized mission-critical outsourced technical services to civilian and military government agencies. Our specific global expertise is in law enforcement training and support, security services, base operations and aviation services and operations. We also provide logistics support for all our services. Our current customers include the Department of State, or DoS; the U.S. Army, Air Force, Navy and Marine Corps (collectively, the Department of Defense, or DoD); commercial customers and foreign governments. As of December 28, 2007, we had approximately 14,000 employees in 33 countries, approximately 45 active contracts ranging in duration from three to ten years and over 100 task orders. DynCorp International and its predecessors have provided essential services to numerous U.S. government departments and agencies since 1951.
We operate through two core business segments, Government Services, or GS, and Maintenance and Technical Support Services, or MTSS. The following table describes the key service offerings for each of GS and MTSS:

MAINTENANCE AND TECHNICAL
GOVERNMENT SERVICES	SUPPORT SERVICES
Key Service Offerings	Law Enforcement and Security — International police training, judicial support, immigration support, base operations, security for diplomats, personal protection, security system design, installation and operations, and development of security software, smart cards and biometrics
Contingency and Logistics Operations — Peace-keeping support, humanitarian relief, de-mining, worldwide contingency planning and other rapid response services, inventory procurement, tracking services, equipment maintenance, property control, data entry and mobile repair services
Operations Maintenance and Construction Management — Facility and equipment maintenance, custodial and administrative services, civil, electrical, infrastructure, environmental and mechanical engineering and construction management
Specialty Aviation and Counter-drug Operations — Drug eradication, aerial firefighting, counter-drug surveillance, border control, host nation pilot and crew training	Aviation Services and Operations — Aircraft fleet maintenance and modifications, depot augmentation, aftermarket logistics support, aircrew services and training, ground equipment maintenance and modifications, quality control, Federal Aviation Administration certification, facilities and operations support, aircraft scheduling and flight planning and the provisioning of pilots, test pilots and flight crews
Aviation Engineering — Aircraft modification programs manufacturing and installation, engineering design and kit manufacturing and installation, avionics upgrades, field installations, cockpit/fuselage design and configuration management and technical data, drawings and manual revisions
Aviation Ground Equipment Support — Ground equipment support, maintenance and overhaul, modifications and upgrades, corrosion control, engine rebuilding, hydraulic and load testing and serviceability inspections
Ground Vehicle Maintenance — Vehicle maintenance, overhaul and corrosion control and scheduling work flow management, logistics support and equipment inspection

CURRENT OPERATING CONDITIONS AND OUTLOOK
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
In addition to the increase in government spending on outsourcing, particularly among our customers, our end-markets are also growing. The DoD budget for fiscal 2008, excluding supplemental funding relating to operations in Iraq and Afghanistan, has been enacted at $459 billion, representing a 60% increase over fiscal 2001. This growth is expected to continue, with the DoD forecasting its annual budget to grow to over $538.4 billion (excluding supplemental funding) by fiscal 2012. The fiscal 2008 DoS and Other International Programs budget has been proposed to Congress at $35.0 billion, representing a 60% increase over fiscal 2001. Services included in this budget include law enforcement training, eradication of international narcotics, certain contingency services, international peacekeeping, and security services. Similarly, there has been significant growth in the Department of Homeland Security budget which is estimated at $39.8 billion for fiscal 2008, which represents a 12% CAGR since fiscal 2002 for the Department of Homeland Security and its predecessor entities.
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
Recent Developments
Global Linguist Solutions LLC
In December 2007, Global Linguist Solutions LLC ( “GLS”), a joint venture of DynCorp International and McNeil Technologies, was again awarded the Intelligence and Security Command (“INSCOM”) contract by the U.S. Army for the management of linguist and translation services in support of the military mission known as Operation Iraqi Freedom (“OIF”).
This five year contract, with a maximum value of $4.6 billion and a current awarded value of $3.5 billion, was originally awarded in December 2006. The Army terminated the first award for convenience after the Government Accountability Office sustained a protest filed by the incumbent. INSCOM subsequently requested and reviewed revised proposals and again awarded the contract to GLS. The incumbent protested this second award and the Army decided to take corrective action, resulting in dismissal of the second protest. Consequently, the Army is implementing a corrective action plan which will result in a new award decision.

Under the contract, GLS will provide rapid recruitment, deployment, and on-site management of interpreters and translators in-theater for a wide range of foreign languages. This effort will support the U.S. Army, its unified commands, attached forces, combined forces, and joint elements executing the OIF mission, and other U.S. Government agencies supporting the OIF mission. The foreign language interpretation and translation services provided by GLS under this contract will allow OIF forces to communicate with the local populace, gather information for force protection, and interact with other foreign military units. GLS will employ up to 7,500 locally-hired translators and up to 1,500 U. S. citizens with security clearances who are fluent in the languages spoken in Iraq.
Contract Structure
Our government contracts have three distinct pricing structures: cost-reimbursable, time-and-material and fixed-price. Fixed-price contracts are for a fixed sum to cover all costs and any profit element for a defined scope of work, while time-and-material contracts include a fixed labor rate per hour or per day. We assume additional financial risk on fixed-price and time-and-material contracts because we assume the risk of performing those contracts at the stipulated prices or negotiated hourly/daily rates, respectively. While fixed-price and time-and-material contracts involve greater risk, they also are potentially more profitable for us, since the customer pays a premium to transfer many risks to us. With cost-reimbursement contracts, so long as actual costs incurred are within the contract funding and allowable under the terms of the contract, we are entitled to reimbursement of the costs plus a stipulated fee and an additional award fee for some contracts. Cost-reimbursable contracts are generally less risky to us since the customer retains many of the risks; therefore, are typically less profitable than fixed-price and time-and-material contracts. Effective during the three months ended September 28, 2007, certain portions of our Civilian Police Program, or CIVPOL, contract with the DoS transitioned from fixed-price to cost-reimbursable. As such, our margins on those portions of the contract could be reduced going forward.
BACKLOG
We track contracted backlog in order to assess our current business development effectiveness and to assist us in forecasting our future business needs and financial performance. Backlog consists of orders and priced options under our contracts. We define contracted backlog as the estimated value of contracts, including contract modifications received from customers that have not been recognized as revenue. Our backlog consists of funded and unfunded amounts. Funded backlog is based upon amounts actually appropriated by a customer for payment of goods and services less actual revenue recorded as of the measurement date under that appropriation. Unfunded backlog is the actual dollar value of unexercised contract options. Most of our U.S. government contracts allow the customer the option to extend the period of performance of a contract for a period of one or more years. These options may be exercised at the sole discretion of the customer. Historically, it has been our experience that the customer has exercised contract options.
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
The following table sets forth our approximate contracted backlog as of the dates indicated (in millions):

	Dec. 28, 2007	March 30, 2007
GS:
Funded Backlog	$693	$883
Unfunded Backlog	4,235	3,848

Total GS Backlog	$4,928	$4,731

MTSS:
Funded Backlog	$439	$519
Unfunded Backlog	906	882

Total MTSS Backlog	$1,345	$1,401

Total Consolidated:
Funded Backlog	$1,132	$1,402
Unfunded Backlog	5,141	4,730

Total Consolidated Backlog	$6,273	$6,132

The increase in unfunded backlog is primarily due to backlog related to GLS. The decrease in funded backlog is primarily due to the timing of task orders and the partial funding of exercised contract options. The timing of new contract awards and task orders, as well as if contract option years are funded all at once or incrementally can cause backlog fluctuations between periods.
As of December 28, 2007 and March 30, 2007, the backlog related to GLS was $3.5 billion and $3.3 billion, respectively, and is included in the table above. Our backlog and estimated remaining contract value metrics may require future adjustment depending on the outcome of the Army’s corrective action and new award decision.
ESTIMATED REMAINING CONTRACT VALUE
Our estimated remaining contract value represents total backlog plus management’s estimate of future revenues under IDIQ contracts that have not been funded, or award term periods that have not yet been earned. These future revenues would be our estimate of revenue that would occur from the end of currently funded task orders until the end of the IDIQ contracts. Our estimated remaining contract value is based on our experience under contracts, and we believe our estimates are reasonable. However, there can be no assurance that our existing contracts will result in actual revenues in any particular period or at all. These amounts could vary or even change significantly depending upon government policies, government budgets, appropriations and the outcome of protested contract awards. The following table sets forth our estimated remaining contract value as of the dates indicated (in millions):

	Dec. 28, 2007	March 30, 2007
GS Estimated Remaining Contract Value	$6,954	$7,591
MTSS Estimated Remaining Contract Value	1,381	1,400

Total Estimated Remaining Contract Value	$8,335	$8,991

CONSOLIDATED RESULTS OF OPERATIONS
The table below provides selected financial data for the Company for the three months ended December 28, 2007 compared with the three months ended December 29, 2006 and the nine months ended December 28, 2007 compared with the nine months ended December 29, 2006 (in thousands).

	Three Months Ended		Nine Months Ended
	Dec. 28, 2007	Dec. 29, 2006	Dec. 28, 2007	Dec. 29, 2006
Revenue	$523,071	$517,539	$1,566,853	$1,529,944
Cost of services	(452,341)	(449,680)	(1,358,062)	(1,343,447)
Selling, general and administrative expenses	(28,995)	(24,949)	(79,916)	(82,906)
Depreciation and amortization expense	(10,910)	(10,656)	(31,901)	(33,005)

Operating income	30,825	32,254	96,974	70,586
Interest expense	(14,052)	(14,554)	(42,247)	(44,057)
Loss on early extinguishment of debt	—	—	—	(3,484)
Net earnings from affiliates	1,253	1,000	3,320	1,323
Interest income	522	534	2,202	1,094
Other income (expense), net	380	—	(162)	—

Income before taxes	18,928	19,234	60,087	25,462
Provision for income taxes	(6,968)	(7,018)	(21,916)	(9,355)

Net income	$11,960	$12,216	$38,171	$16,107

	Three Months Ended		Nine Months Ended
% of Revenue	Dec. 28, 2007	Dec. 29, 2006	Dec. 28, 2007	Dec. 29, 2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of services	(86.5%)	(86.9%)	(86.7%)	(87.8%)
Selling, general and administrative expenses	(5.5%)	(4.8%)	(5.1%)	(5.4%)
Depreciation and amortization expense	(2.1%)	(2.1%)	(2.0%)	(2.2%)

Operating income	5.9%	6.2%	6.2%	4.6%
Interest expense	(2.7%)	(2.8%)	(2.7%)	(2.9%)
Loss on early extinguishment of debt	—	—	—	(0.2%)
Net earnings from affiliates	0.2%	0.2%	0.2%	0.1%
Interest income	0.1%	0.1%	0.1%	0.1%
Other income (expense), net	0.1%	—	0.0%	—

Income before taxes	3.6%	3.7%	3.8%	1.7%
Provision for income taxes (as a percentage of income before income tax)	(36.8%)	(36.5%)	(36.5%)	(36.7%)

Net income	2.3%	2.4%	2.4%	1.1%

Revenue: Revenue for the three and nine months ended December 28, 2007 increased $5.5 million or 1.1% and $36.9 million or 2.4%, respectively, as compared with the three and nine months ended December 29, 2006, reflecting increased revenues in both reporting segments. See the reportable segment discussions below for more analysis of our revenue growth.

Operating Income: Operating income for the three months ended December 28, 2007, decreased $1.4 million or 4.4% as compared with the three months ended December 29, 2006. The decrease, as more fully described in the reportable segment discussions below, is primarily due to higher selling, general and administrative expenses (“SG&A”), offset by higher revenue volumes, combined with consistent gross margin. Factors contributing to the increased SG&A included: (i) costs incurred in fiscal 2008 related to our Sarbanes-Oxley compliance preparation; (ii) consulting costs related to proposals activity; and (iii) general SG&A costs necessary to support the current and anticipated growth of the Company’s business.
Operating income for the nine months ended December 28, 2007, increased $26.4 million or 37.4% as compared with the nine months ended December 29, 2006. The increase, as more fully described in the reportable segment discussions below, is primarily due to improved contract performance, higher revenue volumes, lower depreciation and amortization expense and lower SG&A. Factors contributing to the decreased SG&A included: (i) severance and expenses related to our Parent’s initial public offering incurred during the first six months of fiscal 2007; and (ii) employee-related costs incurred in the prior year due to the development of in-house capabilities; offset by (i) cost incurred in fiscal 2008 related to our Sarbanes-Oxley compliance preparation; and (ii) general SG&A costs necessary to support the current and anticipated growth of the Company’s business. The lower depreciation and amortization expense is primarily due to certain intangible assets that were fully amortized in the prior fiscal year and an impairment charge incurred in the prior fiscal year related to a customer-related intangible asset.
Interest expense: Interest expense for the three and nine months ended December 28, 2007, decreased $0.5 million and $1.8 million, respectively, as compared with the three and nine months ended December 29, 2006. The decreases were primarily due to lower average debt outstanding in the three and nine months ended December 28, 2007, as compared with the three and nine months ended December 29, 2006. The interest expense incurred relates to our credit facility, senior subordinated notes and amortization of deferred financing fees.
Loss on debt extinguishment: In conjunction with our Parent’s initial public offering in the first quarter of fiscal 2007, we incurred: (i) a premium of $2.7 million related to the redemption of a portion of our senior subordinated notes; and (ii) the write-off of $0.8 million in deferred financing costs associated with the early retirement of a portion of our senior subordinated notes.
RESULTS OF OPERATIONS BY REPORTABLE SEGMENT
The following table sets forth the revenues and operating income for the GS operating segment, for the three months ended December 28, 2007 as compared to the three months ended December 29, 2006 and the nine months ended December 28, 2007 as compared to the nine months ended December 29, 2006 (in thousands).
Government Services

	Three Months Ended			Nine Months Ended
			Increase/
	Dec. 28, 2007	Dec. 29, 2006	(Decrease)	Dec. 28, 2007	Dec. 29, 2006	Increase
Revenue	$343,592	$342,205	$1,387	$1,026,764	$1,018,208	$8,556
Operating income	$25,460	$33,468	$(8,008)	$82,076	$70,251	$11,825
Three Months Ended December 28, 2007 Compared To Three Months Ended December 29, 2006
Revenues — Revenues for the three months ended December 28, 2007 increased $1.4 million, as compared to the three months ended December 29, 2006. The increase primarily reflected the following:
•	increased aviation support services of drug eradication activities in Afghanistan and South America and aerial firefighting services in California in the Specialty Aviation and Counter-Drug Operations strategic business unit — $18.3 million;

•	peacekeeping activities in Africa, including the purchase and delivery of heavy equipment for the customer in the Contingency Logistics Operations strategic business unit — $16.7 million; and

•	new construction contracts in the Operations Maintenance and Construction Management strategic business unit — $1.8 million.

offset by:
•	the conclusion of construction and camp support task orders in Iraq in the Law Enforcement and Security strategic business unit — $27.1 million; and

•	non-recurring services provided to the U.S. Federal Emergency Management Agency after Hurricane Katrina and conclusion of other task orders in the Contingency Logistics Operations strategic business unit — $8.3 million.
Operating Income — Operating income for the three months ended December 28, 2007 decreased $8.0 million, or 24.0%, as compared to the three months ended December 29, 2006. The decrease primarily reflected the following:
•	non-fee bearing unscheduled maintenance of aircraft in the Specialty Aviation and Counter-Drug Operations strategic business unit — $4.3 million;

•	the conclusion of various fixed-price task order in the Contingency Logistics Operations strategic business unit — $3.4 million; and

•	the conclusion of construction task orders in the Operations Maintenance and Construction Management strategic business unit — $1.2 million.
offset by:
•	lower corporate expense allocation — $0.9 million.
Nine Months Ended December 28, 2007 Compared To Nine Months Ended December 29, 2006
Revenues — Revenues for the nine months ended December 28, 2007 increased $8.6 million, or 1.0%, as compared to the nine months ended December 29, 2006. The increase primarily reflected the following:
•	increased aviation support services of drug eradication activities in South America and Afghanistan and aerial firefighting services in California in the Specialty Aviation and Counter-Drug Operations strategic business unit — $43.1 million; and

•	peacekeeping activities in Africa, including the purchase and delivery of heavy equipment for the customer in the Contingency Logistics Operations strategic business unit — $17.5 million.
offset by:
•	the conclusion of construction camp support task orders in Iraq and conclusion of protective services task orders in the Law Enforcement and Security strategic business unit — $29.5 million; and

•	non-recurring services provided to the U.S. Federal Emergency Management Agency after Hurricane Katrina and the conclusion of other task orders in the Contingency Logistics Operations strategic business unit — $22.5 million.
Operating Income — Operating income for the nine months ended December 28, 2007 increased $11.8 million, or 16.8%, as compared to the nine months ended December 29, 2006. The increase primarily reflected the following:
•	improved contract performance and non-recurring write-offs due to contract losses that occurred in the prior year in the Law Enforcement and Security strategic business unit - $33.9 million; and

•	lower corporate expense allocation, primarily due to one-time costs incurred in the prior year related to severance expenses for certain former executives and bonus compensation associated with the Parent’s initial public offering — $7.6 million.
offset by:
•	charges related to severance and non-fee bearing unscheduled maintenance of aircraft in the Specialty Aviation and Counter-Drug Operations strategic business unit — $11.8 million;

•	the conclusion of fixed-price construction and camp support services task orders performed in the prior fiscal year in the Contingency Logistics Operations strategic business unit — $9.5 million; and
•	the conclusion of construction task order in the Operations Maintenance and Construction Management strategic business unit — $8.4 million.

The following table sets forth the revenues and operating income (loss) for the MTSS operating segment, for the three months ended December 28, 2007 as compared to the three months ended December 29, 2006 and the nine months ended December 28, 2007 as compared to the nine months ended December 29, 2006 (in thousands).
Maintenance & Technical Support Services

	Three Months Ended			Nine Months Ended
	Dec. 28, 2007	Dec. 29, 2006	Increase	Dec. 28, 2007	Dec. 29, 2006	Increase
Revenue	$179,479	$175,334	$4,145	$540,089	$511,736	$28,353
Operating income (loss)	$6,462	$(742)	$7,204	$18,258	$1,806	$16,452
Three Months Ended December 28, 2007 Compared To Three Months Ended December 29, 2006
Revenues — Revenues for the three months ended December 28, 2007 increased $4.1 million, or 2.4%, as compared to the three months ended December 29, 2006. The increase primarily reflected the following:
•	the variability of time between overhauls on engines and propellers performed under the Life Cycle Contractor Support (“LCCS”) program in the Contract Logistics Support service line — $2.9 million; and

•	net new business growth, primarily related to work performed for the U.S. Army’s Threat System Management Office, in the Aviation and Maintenance service line — $11.4 million.
offset by:
•	a temporary decrease in personnel and level of services provided under the Field Service Operations service line — $10.2 million.
Operating Income — Operating income for the three months ended December 28, 2007 increased $7.2 million to $6.5 million from an operating loss of $0.7 million for the three months ended December 29, 2006. The increase primarily reflected the following:
•	improved operating performance on services provided to the U.S. Army under the LCCS program and Commercial Support Services (“CSS”) program in the Contract Logistics Support service line — $3.8 million;

•	net new business growth, primarily related to work performed for the U.S. Army’s Threat System Management Office, in the Aviation and Maintenance service line — $4.0 million; and

•	lower corporate expense allocation — $0.6 million.
offset by:
•	a temporary decrease in personnel and level of services provided under the Field Service Operations service line — $1.2 million.
Nine Months Ended December 28, 2007 Compared To Nine Months Ended December 29, 2006
Revenues — Revenues for the nine months ended December 28, 2007 increased $28.4 million, or 5.5%, as compared to the nine months ended December 29, 2006. The increase primarily reflected the following:
•	the variability of time between overhauls on engines and propellers performed under the LCCS program and new business growth, primarily related to a new contract under which we provide logistic support services to the U.S. Air Force C-21 fleet, in the Contract Logistics Support service line — $23.4 million; and

•	net new business growth, primarily related to work performed for the U.S. Army’s Threat System Management Office, in the Aviation and Maintenance service line — $27.8 million.

offset by:
•	a temporary decrease in personnel and level of services provided under the Field Service Operations service line — $22.8 million.
Operating Income — Operating income for the nine months ended December 28, 2007 increased $16.5 million to $18.3 million from $1.8 million for the nine months ended December 29, 2006. The increase primarily reflected the following:
•	improved operating performance on services provided to the U.S. Army under the LCCS program and CSS program in the Contract Logistics Support service line — $10.0 million;

•	net new business growth, primarily related to work performed for the U.S. Army’s Threat System Management Office, in the Aviation and Maintenance service line — $6.9 million; and

•	lower corporate expense allocation, primarily due to one-time costs incurred in the prior year related to severance expenses for certain former executives and bonus compensation associated with the Parent’s initial public offering- $4.0 million.
offset by:
•	a temporary decrease in personnel and level of services provided under the Field Service Operations service line — $4.4 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash generated by operations and borrowings available under our senior credit facility are our primary sources of short-term liquidity. Based on our current level of operations, we believe our cash flow from operations and our available borrowings under our credit facility will be adequate to meet our liquidity needs for at least the next twelve months. However, to support growth related to potential contract awards and task orders that could occur in the next twelve months, we may require additional financing beyond that currently provided by our senior credit facility. We are currently evaluating our available financing options, which generally are on terms acceptable to the Company, although potentially at higher than current costs due to market conditions. We believe these options will provide us with the financial flexibility to support our expected growth and related working capital requirements. However, there can be no assurance that sufficient debt financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital could materially affect the Company’s operations in the short term and hinder expansion strategies.
Cash Flow Analysis

	Nine Months Ended
(in thousands)	Dec. 28, 2007	Dec. 29, 2006
Net cash (used) provided by operating activities	$(49,256)	$52,484
Net cash used by investing activities	$(7,241)	$(5,374)
Net cash used by financing activities	$(32,377)	$(12,347)
Cash used by operating activities for the nine months ended December 28, 2007 was $49.2 million, a decrease of $101.7 million, compared to $52.5 million of cash provided for the nine months ended December 29, 2006. The cash used by operating activities in the nine months ended December 28, 2007 was primarily due to unfavorable conditions relating to working capital, primarily accounts receivable. The increase in the accounts receivable balance was due to the temporary delay in cash collections from the DoS, primarily due to accounting, process and system changes within the DoS. Operating cash flow for the nine months ended December 29, 2006 benefited from the timing of payroll processing, interest payments and customer advances.
Cash used by investing activities was $7.2 million for the nine months ended December 28, 2007 compared to cash used of $5.4 million for the nine months ended December 29, 2006. The increase in cash used by investing activities was primarily due to a permanent investment in an unconsolidated equity investee.

Cash used by financing activities was $32.4 million for the nine months ended December 28, 2007 compared to cash used of $12.3 million for the nine months ended December 29, 2006. The cash used by financing activities during the nine months ended December 28, 2007 was primarily due to repayment of borrowings under our term loans of $37.1 million, net repayments made under other financing arrangements of $9.0 million, offset by borrowings under our revolving line of credit of $13.5 million. The cash used during the nine months ended December 29, 2006 included: (i) net proceeds from our Parent of $17.9; (ii) partial redemption of senior subordinated notes of $31.4 million, including accrued interest; and (iii) other financing activities of $0.6 million.
Financing
As of December 28, 2007, $13.5 million was outstanding under our revolving credit facility and $301.9 million was outstanding under our term loans. Our available borrowing capacity under the revolving credit facility, totaled $65.5 million at December 28, 2007, which gives effect to $24.0 million of outstanding letters of credit and $13.5 million outstanding under the revolving credit line. The weighted-average interest rate at December 28, 2007 for our borrowings under the credit facility was approximately 7.0%.
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
As of December 28, 2007, $292.0 million of principal amount was outstanding under our senior subordinated notes. Our senior subordinated notes mature February 2013. Interest accrues on our senior subordinated notes and is payable semi-annually.
Principal payments on our credit facilities and senior subordinated notes based on outstanding borrowings as of December 28, 2007 are expected to be approximately $14.2 million for the remainder of fiscal 2008, $3.9 million in fiscal 2009, $3.1 million in fiscal 2010, $294.2 million in fiscal 2011, none in fiscal 2012, and $292.0 million in the fiscal years thereafter.
We entered into interest rate swap agreements to hedge our exposure to cash flows related to our credit facility. These agreements are more fully described in Note 9 to our condensed consolidated financial statements included in this Quarterly Report.
In January 2008, the Company obtained an additional commitment from a lender which increased the revolving credit facility to $120.0 million.
Debt Covenants and Other Matters
Our credit facility contains various financial covenants, including minimum levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum interest and fixed charge coverage ratios, and maximum capital expenditures and total leverage ratio. Non-financial covenants restrict the ability of the Company and its subsidiaries to dispose of assets; incur additional indebtedness, prepay other indebtedness or amend certain debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; issue certain equity instruments; make acquisitions; engage in mergers or consolidations or engage in certain transactions with affiliates; and otherwise restrict certain corporate activities. We were in compliance with the financial and non-financial covenants at December 28, 2007.
OFF BALANCE SHEET ARRANGEMENTS
The Company’s off-balance sheet arrangements relate to letters of credit and operating lease obligations, which are discussed in Note 5 and Note 6, respectively, to the condensed consolidated financial statements included in this Quarterly Report. The off-balance sheet arrangements are excluded from the balance sheet in accordance with GAAP.
ACCOUNTING DEVELOPMENTS
We have presented the information about accounting pronouncements not yet implemented in Note 1 to our condensed consolidated financial statements included in this Quarterly Report.

CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our more critical accounting estimates used in the preparation of the consolidated financial statements were discussed in our 2007 Annual Report on Form 10-K for the fiscal year ended March 30, 2007, filed with the SEC on June 18, 2007. These critical estimates, for which no significant changes have occurred in the nine months ended December 28, 2007, include:
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
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), allowing timely decisions regarding required disclosure. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934), the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.
(b) Changes in Internal Controls
There have been no changes in our internal controls over financial reporting that have occurred during the three months ended December 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information related to various commitments and contingencies is described in Note 6 to the condensed consolidated financial statements included in this Quarterly Report.
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
Date: February 6, 2008

/s/ MICHAEL J. THORNE

Name:	Michael J. Thorne
Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

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