Form 10-K
period 2008-03-28
DynCorp International LLC
filed 2008-06-10
CIK 1333142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 28, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-127343

DYNCORP INTERNATIONAL LLC
(Exact name of registrant as specified in its charter)

Delaware	55-2287126
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3190 Fairview Park Drive, Suite 700, Falls Church, Virginia 22042
(571) 722-0210
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The registrant has one class of member units. As of June 6, 2008, DynCorp International Inc. held 100% of the member units.

DynCorp International LLC meets the conditions set forth in General Instructions (I) (1) (a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.

Documents Incorporated by Reference

None

DYNCORP INTERNATIONAL LLC

Forward-Looking Statements

This Annual Report on Form 10-K contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, written, oral or otherwise made, represent the Company’s expectation or belief concerning future events. Forward-looking statements involve risks and uncertainties. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic, competitive, governmental and technological factors that could cause our business, strategy or actual results or events to differ materially, or otherwise, from those in the forward-looking statements, including, without limitation, our substantial level of indebtedness; changes in the demand for services that the Company provides; termination of key United States (“U.S.”) government contracts; pursuit of new commercial business and foreign government opportunities; activities of competitors; bid protests; changes in significant operating expenses; changes in availability of capital; general economic and business conditions in the U.S.; acts of war or terrorist activities; variations in performance of financial markets; estimates of future contract values, as reported in our backlog; anticipated revenue from indefinite delivery, indefinite quantity (“IDIQ”) contracts; expected percentages of future revenue represented by fixed- price and time-and-materials contracts; and statements covering our business strategy, those described in “Risk Factors” and other risks detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission (the “SEC”). Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances; therefore, there can be no assurance that any forward-looking statement contained herein will prove to be accurate. The Company assumes no obligation to update the forward-looking statements.

PART I

ITEM 1.	BUSINESS.

Unless the context otherwise indicates, references herein to “we,” “our,” “the Company,” “us” or “DynCorp International” refer to DynCorp International LLC and its consolidated subsidiaries. DynCorp International Inc., our direct parent (the “Parent”), has no operations independent of our Company, DynCorp International LLC. All references in this Annual Report to fiscal years made in connection with our financial statements or operating results refer to the fiscal year ended on the Friday closest to March 31st of such year. For example, “fiscal 2008” refers to our fiscal year ended March 28, 2008.

Overview

DynCorp International LLC, through its subsidiaries, provides defense and technical services and government outsourced solutions primarily to U.S. government departments and agencies. Our specific global expertise is in law enforcement training and support, security services, base operations, logistical and construction support, aviation services and operations, and linguist services. Our predecessor companies have provided essential services to numerous U.S. government departments and agencies since 1951, and we are the surviving company of various mergers and acquisitions executed by our predecessor companies, which are further discussed in Company History and Certain Relationships below. We are organized in the state of Delaware.

Our customers include the U.S. Department of Defense (“DoD”), the U.S. Department of State (“DoS”), foreign governments, commercial customers and certain other U.S. federal, state and local government departments and agencies. Revenue from the U.S. government accounted for approximately 95%, 97%, and 97% of total revenue in fiscal 2008, 2007, and 2006, respectively.

During fiscal years 2006 through 2008, we conducted our operations through two business segments: Government Services (“GS”) and Maintenance and Technical Support Services (“MTSS”). In April 2008, we announced that operations will be conducted through three business segments: International Security Services (“ISS”), Logistics and Construction Management (“LCM”) and MTSS. See Note 16 to our consolidated financial statements for a more detailed discussion.

In addition to the information presented below, Note 12 to our consolidated financial statements contains additional information about our business segments and geographic areas in which we have conducted business for fiscal years 2008, 2007 and 2006.

Government Services

GS, with revenue of approximately $1.4 billion, $1.4 billion and $1.3 billion for fiscal years 2008, 2007 and 2006, respectively, provides outsourced technical services to government agencies and commercial customers worldwide. GS consists of the following operating units:

Law Enforcement and Security — This operating unit provides international policing and police training, judicial support, immigration support and base operations. In addition, it provides security and personal protection for diplomats, designs, installs and operates security systems, security software, smart cards and biometrics for use by government agencies and commercial customers.

Contingency and Logistics Operations — This operating unit provides peace-keeping support, humanitarian relief, de-mining, worldwide contingency planning and other rapid response services. In addition, it offers inventory procurement and tracking services, equipment maintenance, property control, data entry and mobile repair services.

Operations Maintenance and Construction Management — This operating unit provides facility and equipment maintenance and control and custodial and administrative services. In addition, it provides civil, electrical, infrastructure, environmental and mechanical engineering and construction management services.

Specialty Aviation and Counter-drug Operations — This operating unit provides services including drug eradication and host nation pilot and crew training.

Global Linguist Solutions — This new joint venture between DynCorp International and McNeil Technologies, provides rapid recruitment, deployment and on-site management of interpreters and translators in-theatre for a wide range of foreign languages. Further information regarding this joint venture is discussed in Item 7 of this Annual Report.

Key GS Contracts

Intelligence and Security Command

In December 2006, Global Linguist Solutions LLC (“GLS”), a joint venture of DynCorp International and McNeil Technologies in which we have a 51% ownership interest, was awarded the Intelligence and Security Command (“INSCOM”) contract by the U.S. Army for the management of linguist and translation services in support of the military mission known as Operation Iraqi Freedom (“OIF”). This five year contract has a maximum value of $4.6 billion and a current awarded value of $3.5 billion.

Under the contract, GLS will provide rapid recruitment, deployment, and on-site management of interpreters and translators in-theater for a wide range of foreign languages. This effort will support the U.S. Army, unified commands, attached forces, combined forces, and joint elements executing the OIF mission, and other U.S. government agencies supporting the OIF mission. The foreign language interpretation and translation services provided by GLS under this contract will allow OIF forces to communicate with the local populace, gather information for force protection and interact with other foreign military units. We believe that, pursuant to this contract, GLS will employ up to 7,500 locally-hired translators and up to 1,500 U.S. citizens with security clearances who are fluent in the languages spoken in Iraq.

Civilian Police

Historically, our Civilian Police contract has been the most significant contract in terms of revenue of our GS operating segment. The Civilian Police contract was awarded to us by the DoS in February 2004. Our Civilian Police contract has an estimated total contract value of $2.98 billion over the five-year term of this program, through February 2009. Through the Civilian Police program, we have deployed civilian police officers from the U.S. to 12 countries to train and offer logistics support to the local police and assist them with infrastructure reconstruction. Our first significant deployment of civilian police personnel began in the Balkans in 1996, where our predecessor companies helped train local police and provided support during the height of the conflict. We remained in the region through 2004. In addition, we have been awarded multiple task orders under the Civilian Police program, including assignments in Iraq and Afghanistan.

International Narcotics Eradication and Law Enforcement

In May 2005, the DoS awarded us a contract in support of the International Narcotics and Law Enforcement Air-Wing (“INL”) program to aid in the eradication of illegal drug operations. We are the sole awardee of this contract, which has an estimated contract value of $1.03 billion for the first three years of the nine-year term. The contract expires in October 2014. This program has been ongoing since 1991 in cooperation with multiple Latin American countries. A similar program in Afghanistan began in 2006.

War Reserve Materiel

Through our War Reserve Materiel program, we provide management of the U.S. Air Force Southwest Asia War Reserve Materiel Pre-positioning program, which includes operations in Oman, Bahrain, Qatar, Kuwait and two locations in the U.S., Albany, Georgia and Shaw Air Force base, South Carolina. We store, maintain and deploy assets such as tents, generators, vehicles, kitchens and medical supplies to deployed forces in the global war on terror. During Operation Enduring Freedom and OIF, we sent teams into the field to assist in the setup of tent cities prior to the arrival of the deployed forces. The War Reserve Materiel program continues to partner with the U.S. Central Command Air Force in the development of new and innovative approaches to asset management.

Africa Peacekeeping

We have taken on increasing responsibilities in Africa through our Africa peacekeeping contract operations, supporting the DoS in Ethiopia, Liberia, Nigeria, Senegal, Somalia, and Sudan. Our experience in logistics and contingency operations is a valuable asset to many efforts such as peacekeeping, humanitarian aid, and national reconstruction. We arrange transportation, manage construction and provide security and equipment training. We also provide advisors and serve as a liaison with the DoS.

California Department of Forestry

We have been helping to fight fires in California since December 2001. We maintain 55 aircraft, providing nearly all types and levels of maintenance — scheduled, annual, emergency repairs, and even structural depot level repair. McClelland Field in Sacramento is home base for 77 DynCorp International mechanics, data entry staff, and quality control inspectors. In addition, we have 50 pilots who operate these aircraft.

The following table sets forth certain information for our principal GS contracts, including estimated total contract values of the current contracts as of March 28, 2008:

Estimated
			Current	Total
	Principal	Initial/Current	Contract	Contract
Contract(1)	Customer	Award Date	End Date	Value(2)

INSCOM/GLS	U.S. Army	Mar 2008	Apr 2013	$3.5 billion(3)
Civilian Police Program	DoS	Feb 1994 / Feb 2004	Feb 2009	$2.98 billion(4)
INL	DoS	Jan 1991 / May 2005	Oct 2014	$1.03 billion(4	)(5)
War Reserve Materiel	U.S. Air Force	May 2000	Sep 2008	$619 million
Africa Peacekeeping	DoS	May 2003	Oct 2008	$241 million
California Department of Forestry	State of California	Jan 2002 / July 2008	Dec 2014	$133 million

(1)	The table does not include LOGCAP IV as this agreement was not signed until April 2008. See “Recent Developments” for further discussion.

(2)	Estimated Total Contract Value represents amounts expected to be realized from the current award date to the current contract end date (i.e. revenue recognized to date plus estimated remaining contract value), except as described in footnote 5 to this table.

(3)	Awarded to GLS, a joint venture of DynCorp International (51% majority interest) and McNeil Technologies.

(4)	This contract is an IDIQ contract. For more information about IDIQ contracts see “Contract Types.” Also, for a discussion of how we define estimated remaining contract value for indefinite delivery, indefinite quantity contracts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Estimated Remaining Contract Value.”

(5)	We are the sole awardee of this contract, which has an estimated contract value of $1.03 billion for the first three years of this nine-year contract through October 2014. In January 2007, we were awarded the fourth year of this ten year award term contract.

Maintenance & Technical Support Services

MTSS, with revenue of approximately $734.8 million, $703.4 million and $685.6 million for fiscal years 2008, 2007 and 2006, respectively, offers the following services:

Aviation Services and Operations — Our aviation services and operations include aircraft fleet maintenance, depot augmentation, aftermarket logistics support, aircrew services and training, ground equipment maintenance and modifications, quality control, Federal Aviation Administration (“FAA”) certification, facilities and operations support, aircraft scheduling and flight planning and the provisioning of pilots, test pilots and flight crews. Services are provided from both the main base locations and forward operating locations.

Aviation Engineering — Our aviation engineering technicians manufacture and install aircraft modification programs for a broad range of weapons systems and aircraft engines. In addition, we provide services such as engineering design, kit manufacturing and installation, field installations, configuration management, avionics upgrades, cockpit and fuselage redesign and technical data, drawings and manual revisions.

Aviation Ground Equipment Support — Our aviation ground equipment support services include ground equipment support, maintenance and overhaul, modifications and upgrades, corrosion control, engine rebuilding, hydraulic and load testing and serviceability inspections. We provide these services worldwide and offer both short- and long-duration field teams. As of March 28, 2008, we employed over 850 mechanics, technicians and support personnel who perform depot level overhaul of ground support equipment for U.S. Navy and U.S. Coast Guard programs and provide depot level ground support equipment at 20 worldwide locations.

Ground Vehicle Maintenance — Our ground vehicle maintenance services include vehicle maintenance, overhaul and corrosion control and scheduling and work flow management. We perform maintenance and overhaul on wheeled and tracked vehicles for the U.S. Army and U.S. Marine Corps, in support of their pre-positioning programs and for the United Arab Emirates (“UAE”) military, working in conjunction with a UAE government agency. We also provide overall program management, logistics support, tear down and inspection of equipment cycled off of pre-positioned ships.

In addition to looking at our MTSS business by service offering, much of our internal management is performed viewing our business by Strategic Business Area (“SBA”). The nature of our MTSS business is dynamic and our service offerings typically cross all of our SBA’s. From a management perspective, an SBA does not represent a distinct business within MTSS but is rather an accumulation of contracts and services into a management group for accountability and reporting. For the year ended March 28, 2008, our SBA’s were as follows:

Contract Logistics Support — Provides worldwide support of U.S. Army, Air Force and Navy fixed wing assets. Aircraft are deployed throughout the U.S., Europe, Asia, South America and the Middle East. Contract Logistics Support (“CLS”) provides flight line through depot level maintenance consisting of scheduled and unscheduled events. Specific functions include repair, overhaul and procurement of components, procurement of consumable materials and transportation of materials to and from the operating sites. In addition, the team is responsible for obsolescence engineering, quality control, inventory management, avionics upgrades and recovery of downed aircraft.

Field Service Operations — Provides worldwide maintenance, modification, repair, and logistics support on aircraft, weapons systems, and related support equipment to the DoD and other U.S. government agencies. Contract Field Teams is the most significant program in our Field Service Operations (“FSO”) SBA. Our Company and its predecessors have provided this service for over 55 consecutive years. This program deploys highly mobile, quick-response field teams to customer locations to supplement a customer’s workforce. FSO employs over 3,800 personnel worldwide.

Aviation & Maintenance Services — Provides aircraft fleet maintenance and modification services, ground vehicle maintenance and modification services, marine services, pilot and maintenance training, logistics support, air traffic control services, base and depot operations, program management and engineering services. These services are offered on a domestic and international basis. With programs in seven international locations as well as the U.S., Aviation and Maintenance Services employs over 2,400 personnel worldwide.

Key MTSS Contracts

Contract Field Teams

Contract Field Teams is the most significant program in our MTSS segment. Our Company and its predecessors have provided this service for over 55 consecutive years. This program deploys highly mobile, quick-response field teams to customer locations to supplement a customer’s workforce. The services we provide under the Contract Field Teams program generally include mission support to aircraft and weapons systems and depot-

level repair. The principal customer for our Contract Field Teams program is the DoD. Our Contract Field Teams contract is up for re-competition in October 2008. This contract has a $2.78 billion estimated total contract value over an 11 year term through September 2008.

Life Cycle Contractor Support

This MTSS program consists of contracts with the U.S. Army and the U.S. Navy. Under the Life Cycle Contractor Support-Army contracts, the Company provides aircraft maintenance and logistics for 165 C-12/RC-12 and 27 UC-35 aircraft, as well as services for a major avionics suite upgrade of 39 aircraft for Global Air Traffic Management compliance. Under our Life Cycle Contractor Support-Navy contracts, our Company and its predecessors provide aircraft maintenance and logistics for the U.S. Navy’s 6 UC-35 aircraft. We entered into the Life Cycle Contractor Support-Army and Life Cycle Contractor Support-Navy contracts in August 2000 and the Global Air Traffic Management portion of our Army contract in March 2003. The Life Cycle Contractor Support-Army and Life Cycle Contractor Support-Navy contracts are up for re-competition in January 2010. These contracts have estimated total contract values of $997.0 million and $33.0 million for Life Cycle Contractor Support-Army and Life Cycle Contractor Support-Navy, respectively.

Andrews Air Force Base

Under the Andrews Air Force Base contract, the Company performs aircraft maintenance and base supply functions, including full back shop support, organizational level maintenance, fleet fuel services and supply, launch and recovery and FAA repair services. Our principal customer under this contract is the U.S. Air Force. We entered into this contract in January 2001 and it is up for re-competition in December 2011. This contract has a $358 million estimated total value.

Columbus Air Force Base

We provide aircraft and equipment maintenance functions for T-37, T-38, T-1 and T-6 training aircraft in support of the Columbus AFB Specialized Undergraduate Pilot Training Program in Columbus, Mississippi. Our customer under this program is the U.S. Air Force — Air Education and Training Command and specifically the 14th Flying Training Wing. This contract provides for a firm fixed price incentive fee with an incentive award fee. The total awarded value was $245 million. The current estimated total contract value stands at $286 million. The performance period started October 2005 and runs through September 2012. We have just completed a transition from the old T-37 primary trainer to the new T-6 turbo prop. Additionally, this 14th Flying Training Wing has one additional squadron of T-38s dedicated to fighter lead in training.

Army Prepositions Stocks Afloat

We perform organizational and intermediate level maintenance and support services on U.S. Army equipment at Army Field Support Battalion Afloat, also known as AFSB-A, located in Charleston, South Carolina and aboard ships. The customer is the Army Sustainment Command; Army Field Support — Afloat. The contract terms provide for a cost plus / fixed fee and includes an award fee. The contract has an estimated total contract value of $246 million. The recompete process for this contract has commenced as it expires in fiscal 2009. Although the on-shipboard work declined in fiscal 2008, the contract has increased in workload because of rework of Army left behind equipment and other reset work. There are approximately 450 DynCorp International employees on this contract.

UAE General Maintenance Corporation

In December 2007, the UAE Ministry of Defense selected us to provide maintenance, training, supply chain management, and facilities management for its fleet of 17,000 military and commercial ground vehicles. This is a seven-year contract with an estimated total contract value of $164 million, with an option to renew for an additional five years. The contract is under the authority of the UAE Land Forces’ General Maintenance Corporation (“GMC”).

C21 Contractor Logistics Support

Under the C-21A CLS Program, we perform organizational, intermediate and depot level maintenance, together with supply chain management for 56 C-21A (Lear 35A) aircraft operated by the U.S. Air Force at seven main operating bases and one deployed location.

The following table sets forth certain information for our principal MTSS contracts, including estimated total contract values of the current contracts as of March 28, 2008:

Estimated
			Current	Total
		Initial/Current	Contract	Contract
Contract	Principal Customer	Award Date	End Date	Value(2)

Contract Field Teams	DoD	Oct 1951 / Oct 1997	Sept 2008	$2.78 billion(1)
Life Cycle Contractor Support	U.S. Army and U.S. Navy	Aug 2000	Jan 2010	$1.03 billion
Andrews Air Force Base	U.S. Air Force	Jan 2001	Dec 2011	$358 million
Columbus Air Force Base	U.S. Air Force	Oct 1998 / Jul 2005	Sep 2012	$286 million
Army Prepositions Stocks Afloat	U.S. Army	Feb 1999	Sep 2008	$246 million
UAE General Maintenance Corp.	United Arab Emirates Armed Forces	Dec 2006	Dec 2013	$164 million
C-21 Contractor Logistics Support	U.S. Air Force	Sept 2006	Sept 2011	$154 million

(1)	This contract is an IDIQ contract. For more information about IDIQ contracts see “Contract Types.” Also, for a discussion of how we define estimated remaining contract value for IDIQ contracts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Estimated Remaining Contract Value.”

(2)	Estimated Total Contract Value represents amounts expected to be realized from the current award date to the current contract end date (i.e. revenue recognized to date plus estimated remaining contract value).

Contract Types

Our contracts typically have a term of three to ten years consisting of a base period of one year with multiple one-year options. Our contracts typically are awarded for an estimated dollar value based on the forecast of the work to be performed under the contract over its maximum life. In addition, we have historically received additional revenue through increases in program scope beyond that of the original contract. These contract modifications typically consist of “over and above” requests derived from changing customer requirements and are reviewed by the Company for appropriate revenue recognition. The government is not obligated to exercise options under a contract after the base period. At the time of completion of the contract term of a government contract, the contract is re-competed to the extent that the service is still required.

Contracts between us and the U.S. government or the government’s prime contractor (to the extent that we are a subcontractor) generally contain standard, unilateral provisions under which the customer may terminate for convenience or for default. U.S. government contracts generally also contain provisions that allow the U.S. government to unilaterally suspend us from obtaining new contracts pending resolution of alleged violations of procurement laws or regulations, reduce the value of existing contracts, issue modifications to a contract and control and potentially prohibit the export of our services and associated materials.

Our business generally is performed under fixed-price, time-and-materials or cost-reimbursement contracts. Each of these is described below.

•	Fixed-Price Type Contracts: In a fixed-price contract, the price is not subject to adjustment based on costs incurred, which can favorably or adversely impact our profitability depending upon our execution in performing the contracted service. Fixed-price types received by the Company include firm fixed-price, fixed-price with economic adjustment, and fixed-price incentive.

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

Any of these three types of contracts discussed above may be executed under an IDIQ contract, which are often awarded to multiple contractors. An IDIQ contract does not represent a firm order for services. Our Civilian Police and Contract Field Teams programs are two examples of IDIQ contracts. In fiscal 2008, 2007 and 2006, 52%, 57% and 59% of our revenue, respectively, were attributable to IDIQ contracts. When a customer wishes to order services under an IDIQ contract, the customer issues a task order request for proposal to the contractor awardees. The contract awardees then submit proposals to the customer and task orders are typically awarded under a best-value approach. However, many IDIQ contracts permit the customer to direct work to a particular contractor. In some instances, the contractor may identify specific projects and propose to perform the service for a customer within the scope of the IDIQ contract, although the customer is not obligated to order the services.

Our historical contract mix by type for the last three fiscal years, as a percentage of revenue, is indicated in the table below.

	Fiscal Year
Contract Type	2008	2007	2006

Fixed-Price	37%	41%	33%
Time-and-Materials	33%	36%	38%
Cost-Reimbursement	30%	23%	29%

Totals	100%	100%	100%

We believe the INSCOM contract, discussed above, and the Logistics Civil Augmentation Program (“LOGCAP IV”) contract, which was awarded in April 2008 and is discussed further in Managements’ Discussion and Analysis of Financial Condition and Results of Operations “Recent Developments” below, could have a significant impact on our revenue in future periods. As the INSCOM contract is a cost-reimbursement type contract and as we believe that the majority of task orders issued under the LOGCAP IV contract will be cost-reimbursement type task orders, we anticipate that cost-reimbursement type contracts will represent a greater percentage of our revenue in the foreseeable future. With this shift to cost-reimbursement type contracts, our consolidated operating margin percentage could be lower, as cost-reimbursement type contracts typically carry lower margins than other contract types, but also carry lower risk of loss.

Under many of our contracts, we rely on subcontractors to perform all or a portion of the services we are obligated to provide to our customers. We often enter into subcontract arrangements in order to meet government requirements that certain categories of services be awarded to small businesses. We use subcontractors primarily for specialized technical labor and certain functions such as construction and catering. For fiscal 2008, 2007 and 2006, we paid our subcontractors approximately $219.1 million, $227.0 million and $229.0 million, respectively.

Competition

We compete with various entities across geographic and business lines based on a number of factors, including services offered, experience, price, geographic reach and mobility. Most activities in which we engage are highly competitive and require that we have highly skilled and experienced technical personnel to compete. Some of our competitors have greater financial and other resources than we do or are better positioned than we are to compete for certain contract opportunities. Our competitors include Civilian Police International, Science Applications International Corporation, ITT Corporation, KBR, Inc., IAP Worldwide Services, Inc., Blackwater, Triple Canopy, Lockheed Martin Corporation, United Technologies Corporation, L-3 Holdings, Aerospace Industrial Development

Corporation, Al Salam Aircraft Company Ltd. and Serco Group Plc. We believe that the primary competitive factors for our services include reputation, technical skills, past contract performance, experience in the industry, cost competitiveness and customer relationships.

Backlog

We track backlog in order to assess our current business development effectiveness and to assist us in forecasting our future business needs and financial performance. Our backlog consists of funded and unfunded amounts under contracts. Funded backlog is equal to the amounts actually appropriated by a customer for payment of goods and services less actual revenue recognized as of the measurement date under that appropriation. Unfunded backlog is the actual dollar value of unexercised priced contract options. Most of our U.S. government contracts allow the customer the option to extend the period of performance of a contract for a period of one or more years. These priced options may or may not be exercised at the sole discretion of the customer. Historically, it has been our experience that the customer has typically exercised contract options.

Firm funding for our contracts is usually made for one year at a time, with the remainder of the contract period consisting of a series of one-year options. As is the case with the base period of our U.S. government contracts, option periods are subject to the availability of funding for contract performance. The U.S. government is legally prohibited from ordering work under a contract in the absence of funding. Our historical experience has been that the government has typically funded the option periods of our contracts.

The following table sets forth our approximate backlog as of the dates indicated (in millions):

	March 28,	March 30,	March 31,
	2008	2007	2006

GS:
Funded Backlog	$608	$883	$627
Unfunded Backlog	4,091	3,848	743

Total GS Backlog	$4,699	$4,731	$1,370

MTSS:
Funded Backlog	$556	$519	$397
Unfunded Backlog	706	882	874

Total MTSS Backlog	$1,262	$1,401	$1,271

Total Consolidated:
Funded Backlog	$1,164	$1,402	$1,024
Unfunded Backlog	4,797	4,730	1,617

Total Consolidated Backlog	$5,961	$6,132	$2,641

Note that amounts related to LOGCAP IV are not included in the above table as the contract was not awarded until after the end of our fiscal year. As LOGCAP IV is an IDIQ contract, we do not anticipate it will have a significant impact on our backlog. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) for further details concerning the impact of IDIQ contracts on backlog.

Estimated Remaining Contract Value

Our estimated remaining contract value represents total backlog plus management’s estimate of future revenue under IDIQ contracts for task or delivery orders that have not been awarded. Future revenue represents management’s estimate of revenue that will be recognized from the end of current task orders until the end of the IDIQ contract term and is based on our experience and performance under our existing contracts and management judgments and estimates with respect to future task or delivery order awards. Although we believe our estimates are reasonable, there can be no assurance that our existing contracts will result in actual revenue in any particular period or at all. Our estimated remaining contract value could vary or even change significantly depending upon various factors including government policies, government budgets and appropriations, the accuracy of our estimates of work to be performed under time and material contracts and whether we successfully compete with any multiple bidders in IDIQ contracts. The following table sets forth our estimated remaining contract value as of the dates indicated (in millions):

	March 28,	March 30,	March 31,
	2008	2007	2006

GS Estimated Remaining Contract Value	$6,204	$7,591	$3,861
MTSS Estimated Remaining Contract Value	1,281	1,400	1,866

Total Estimated Remaining Contract Value	$7,485	$8,991	$5,727

See Item 7 for further details concerning contract value.

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

The Defense Contract Audit Agency (“DCAA”) performs these audits on behalf of the U.S. government. The DCAA also reviews the adequacy of, and our compliance with, our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. The DCAA has the right to perform audits on our incurred costs on all contracts on a yearly basis. We have DCAA auditors on site to monitor our billing and back office operations. An adverse finding under a DCAA audit could result in the disallowance of our costs under a U.S. government contract, termination of U.S. government contracts, forfeiture of profits, suspension of payments, fines and suspension and prohibition from doing business with the U.S. government. In the event that an audit by the DCAA recommends disallowance of our costs under a contract, we have the right to appeal the findings of the audit under applicable dispute resolution provisions. Approval of submitted yearly contract incurred costs can take from one to three years from the date of submission of the contract costs. All of our contract incurred costs for U.S. government contracts completed through fiscal year 2003 have been audited by the DCAA and approved by the Defense Contract Management Agency. The audits for such costs during subsequent periods are continuing. See “Risk Factors — A negative audit or other actions by the U.S. government could adversely affect our operating performance”.

At any given time, many of our contracts are under review by the DCAA and other government agencies. We cannot predict the outcome of such ongoing audits and what, if any, impact such audits may have on our future operating performance.

Sales and Marketing

We market our services to U.S. and foreign governments, including their military branches. We also market our services to commercial entities in the U.S. and abroad. We position our sales and marketing personnel to cover key accounts such as the DoS and the United Nations as well as market segments which hold the most promise for aggressive growth. We continue to see growth opportunities in the Middle East, Africa and in Central and South America. In the Middle East, we are positioned to pursue opportunities in the UAE, Oman, Qatar, Bahrain, Saudi Arabia, Iraq and Afghanistan. We also see promise for increased work opportunities in Pakistan and India. In Africa, we see significant opportunity in supporting peacekeeping forces in the Sudan, Somalia, Chad, and the Central Africa Region. As the U.S. Africa Command takes hold, we anticipate increased growth for our services across the African Trans-Sahara region. We are pursuing infrastructure development opportunities in Africa as well as in Central and South America.

We participate in national and international tradeshows, particularly as they apply to aviation services, logistics, humanitarian services, contingency support, and law enforcement and security.

We are forming strategic partnerships with large systems and platform based companies to augment their capabilities in the areas of logistics and construction management. We are leveraging our experience and capability in providing value added and complementary services to companies that require support in remote and hazardous regions of the globe.

Our sales and marketing personnel are positioned globally to establish a local presence in select market segments that hold the most promise for aggressive growth, whether it is government, commercial services, or infrastructure development and support.

Intellectual Property

We hold an exclusive, perpetual, irrevocable, worldwide, royalty-free and fully paid license to use the “Dyn International” and “DynCorp International” names in connection with aviation services, security services, technical services and marine services. We do not own any trademarks or patents and do not believe our business is dependent on trademarks or patents.

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

Employees

As of June 6, 2008, we had approximately 16,800 employees in approximately 30 countries, of which approximately 2,400 are represented by labor unions.

Company History and Certain Relationships

Our predecessor companies have provided essential services to numerous U.S. government departments and agencies since 1951. We operated as a separate subsidiary of DynCorp from December 2000 to March 2003 and Computer Sciences Corporation from March 2003 until February 2005. On February 11, 2005, Computer Sciences Corporation and DynCorp, the Company’s former parent, sold DynCorp International LLC to DynCorp International Inc., a newly formed entity controlled by Veritas Capital Management II, L.L.C. and its affiliates, The Veritas Capital Fund II, L.P. and Veritas Capital II A, LLC (together “Veritas Capital”).

Availability of Forms Filed With the U.S. Security and Exchange Commission

Copies of the following documents (and any amendments thereto) may be obtained free of charge as filed with, or furnished to, the SEC as soon as reasonably practical after such material is filed with or furnished to the SEC:

•	annual reports on Form 10-K;

•	quarterly reports on Form 10-Q;

•	current reports on Form 8-K;

•	statement of changes in beneficial ownership of our parent’s securities for insiders;

•	our parent’s proxy statements; and

•	any amendments thereto.

A copy of these filings may be obtained by going to our Internet website at www.dyn-intl.com and selecting “Investor Relations” and selecting “Financial Information.” Copies may also be obtained by providing a written request for such copies or additional information regarding our operating or financial performance to Cindy Roberts, Director of Investor Relations, DynCorp International, 13601 North Freeway, Fort Worth, Texas 76177. Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report or other documents we file with, or furnish to, the SEC.

ITEM 1A.	RISK FACTORS.

You should carefully consider the risks described below, together with all of the other information contained in this Form 10-K. Any of the following risks could materially and adversely affect our financial condition or results of operations.

We rely on sales to U.S. government entities. A loss of contracts, a failure to obtain new contracts or a reduction of sales under existing contracts with the U.S. government could adversely affect our operating performance and our ability to generate cash flow to fund our operations.

We derive substantially all of our revenue from contracts and subcontracts with the U.S. government and its agencies, primarily the DoD and the DoS. The remainder of our revenue is derived from commercial contracts and contracts with foreign governments. We expect that U.S. government contracts, particularly with the DoD and the DoS, will continue to be our primary source of revenue for the foreseeable future. The continuation and renewal of our existing government contracts and new government contracts are, among other things, contingent upon the availability of adequate funding for various U.S. government agencies, including the DoD and the DoS. Changes in U.S. government spending could directly affect our operating performance and lead to an unexpected loss of revenue. The loss or significant reduction in government funding of a large program in which we participate could also result in a material decrease to our future sales, earnings and cash flows. U.S. government contracts are also conditioned upon the continuing approval by Congress of the amount of necessary spending. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years. Among the factors that could impact U.S. government spending and reduce our federal government contracting business include:

•	the outcome of the U.S. November 2008 election;

•	a significant decline in, or reapportioning of, spending by the U.S. government, in general, or by the DoD or the DoS, in particular;

•	changes, delays or cancellations of U.S. government programs, requirements or policies;

•	the adoption of new laws or regulations that affect companies that provide services to the U.S. government;

•	U.S. government shutdowns or other delays in the government appropriations process;

•	curtailment of the U.S. government’s outsourcing of services to private contractors;

•	changes in the political climate, including with regard to the funding or operation of the services we provide; and

•	general economic conditions, including a slowdown in the economy or unstable economic conditions in the United States or in the countries in which we operate.

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

Our U.S. government contracts may be terminated by the U.S. government at any time prior to their completion and contain other unfavorable provisions, which could lead to an unexpected loss of revenue and a reduction in backlog.

Under the terms of our contracts, the U.S. government may unilaterally:

•	terminate or modify existing contracts;

•	reduce the value of existing contracts through partial termination;

•	delay the payment of our invoices by government payment offices;

•	audit our contract-related costs and fees; and

•	suspend us from receiving new contracts pending the resolution of alleged violations of procurement laws or regulations.

The U.S. government can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract. A termination arising out of our default could expose us to liability and adversely affect our operating performance and lead to an unexpected loss of revenue.

Our U.S. government contracts typically have an initial term of one year with multiple option periods, exercisable at the discretion of the government at previously negotiated prices. The government is not obligated to exercise any option under a contract. Furthermore, the government is typically required to compete all programs and, therefore, may not automatically renew a contract. In addition, at the time of completion of any of our government contracts, the contract is frequently required to be re-competed if the government still requires the services covered by the contract.

If the U.S. government terminates and/or materially modifies any of our contracts or if option periods are not exercised, our failure to replace revenue generated from such contracts would result in lower revenue and would likely adversely affect our earnings, which would have a material adverse effect on our financial condition and results of operations.

Our U.S. government contracts are subject to competitive bidding, both upon initial issuance and re-competition. If we are unable to successfully compete in the bidding process or if we fail to win recompetitions, it could adversely affect our operating performance and lead to an unexpected loss of revenue.

Substantially all of our U.S. government contracts are awarded through a competitive bidding process upon initial award and renewal, and we expect that this will continue to be the case. There often is significant competition and pricing pressure as a result of this process. The competitive bidding process presents a number of risks, including the following:

•	we may expend substantial funds and time to prepare bids and proposals for contracts that may ultimately be awarded to one of our competitors;

•	we may be unable to estimate accurately the resources and costs that will be required to perform any contract we are awarded, which could result in substantial cost overruns; and

•	we may encounter expense and delay if our competitors protest or challenge awards of contracts to us, and any such protest or challenge could result in a requirement to resubmit bids on modified specifications or in the termination, reduction or modification of the awarded contract. Additionally, the protest of contracts awarded to us may result in the delay of program performance and the generation of revenues while the protest is pending.

The government contracts for which we compete typically have multiple option periods, and if we fail to win a contract or a task order, we generally will be unable to compete again for that contract for several years. If we fail to win new contracts or to receive renewal contracts upon re-competition, it may result in additional costs and expenses and possible loss of revenue, and we will not have an opportunity to compete for these contract opportunities again until such contracts expire.

Because of the nature of our business, it is not unusual for us to lose contracts to competitors or to gain contracts once held by competitors during recompete periods. Additionally, some contracts simply end as projects are completed or funding is terminated. We have included our most significant contracts by reportable segment in our contract tables in Item 1 Business, above. Recompete dates are included within the tables to better inform investors regarding the potential impact for our most significant contracts for this risk.

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

We currently operate in countries such as Iraq, where our defensive use of force does not currently subject us or our employees to host country laws or liabilities. However, legislative initiatives are pending which, if adopted, could significantly alter our exposure and our employees’ exposure to such laws and liabilities. Such legislation could increase our costs of operations and make it more difficult to recruit employees willing to serve in such places.

We maintain insurance policies that mitigate risk and potential liabilities related to our operations. This insurance is maintained in amounts that we believe is reasonable. Our insurance coverage may not be adequate to cover those claims or liabilities and we may be forced to bear substantial costs from an accident or incident. Substantial claims in excess of our related insurance coverage could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

Furthermore, any accident or incident for which we are liable, even if fully insured, may result in negative publicity which could adversely affect our reputation among our customers, including our government customers, and the public, which could result in us losing existing and future contracts or make it more difficult for us to compete effectively for future contracts. This could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

Political destabilization or insurgency in the regions in which we operate may have a material adverse effect on our operating performance.

Certain regions in which we operate are highly unstable. Insurgent activities in the areas in which we operate may cause further destabilization in these regions. There can be no assurance that the regions in which we operate will continue to be stable enough to allow us to operate profitably or at all. For the fiscal years ended March 28, 2008, March 30, 2007 and March 31, 2006, revenue generated from our operations in the Middle East contributed

52%, 46% and 48% of our revenue, respectively. Insurgents in Iraq and Afghanistan have targeted installations where we have personnel and such insurgents have contributed to instability in these countries. This could impair our ability to attract and deploy personnel to perform services in either or both locations. In addition, we have been required to increase compensation to our personnel as an incentive to deploy them to these regions. To date, we have been able to recover this added cost under the contracts, but there is no guarantee that future increases, if required, will be able to be passed onto our customers through our contracts. To the extent that we are unable to pass through such increased compensation costs to our customers, our operating margins would be adversely impacted, which could adversely affect our operating performance. In addition, increased insurgent activities or destabilization, including civil unrest or a civil war in Iraq or Afghanistan, may lead to a determination by the U.S. government to halt our operations in a particular location, country or region and to perform the services using military personnel. Furthermore, in extreme circumstances, the U.S. government may decide to terminate all U.S. government activities including our operations under U.S. government contracts in a particular location, country or region and to withdraw all military personnel. The change of U.S. presidential administrations in January 2009 may lead to policy changes with respect to U.S. government activities in Iraq. Congressional pressure to reduce, if not eliminate, the number of U.S. troops in Iraq or Afghanistan, may also lead to U.S. government procurement actions that reduce or terminate the services and support we provide in that theater of conflict. Any of the foregoing could adversely affect our operating performance and may result in additional costs and expenses and loss of revenue.

We are exposed to risks associated with operating internationally.

A large portion of our business is conducted internationally. Consequently, we are subject to a variety of risks that are specific to international operations, including the following:

•	export regulations that could erode profit margins or restricted exports;

•	compliance with the U.S. Foreign Corrupt Practices Act;

•	the burden and cost of compliance with foreign laws, treaties and technical standards and changes in those regulations;

•	contract award and funding delays;

•	potential restrictions on transfers of funds;

•	foreign currency fluctuations;

•	import and export duties and value added taxes;

•	transportation delays and interruptions;

•	uncertainties arising from foreign local business practices and cultural considerations;

•	requirements by foreign governments that we make a minimum level of local investments as part of our contracts with them, which investments may not yield any return; and

•	potential military conflicts, civil strife and political risks.

While we have and will continue to adopt measures to reduce the potential impact of losses resulting from the risks of our foreign business, we cannot ensure that such measures will be adequate.

Our IDIQ contracts are not firm orders for services, and we may never receive revenue from these contracts, which could adversely affect our operating performance.

Many of our government contracts are IDIQ contracts, which are often awarded to multiple contractors. The award of an IDIQ contract does not represent a firm order for services. Generally, under an IDIQ contract, the government is not obligated to order a minimum of services or supplies from its contractor, irrespective of the total estimated contract value. Furthermore, under an IDIQ contract, the customer develops requirements for task orders that are competitively bid against all of the contract awardees, usually under a best-value approach. However, many contracts also permit the government customer to direct work to a specific contractor. Our Civilian Police, Contract Field Team and LOGCAP IV programs are three of our contracts performed under IDIQ contracts. We may not win new task orders under these contracts for various reasons, such as failing to rapidly deploy personnel or high prices, which would have an adverse effect on our operating performance and may result in additional expenses and loss of revenue. There can be no assurance that our existing IDIQ contracts will result in actual revenue during any particular period or at all. In fiscal years ended March 28, 2008, March 30, 2007 and March 31, 2006, 52%, 57% and 59% of our revenue, respectively, was attributable to IDIQ contracts.

Our cost of performing under time-and-materials and fixed-price contracts may exceed our revenue which would result in a recorded loss on the contracts.

Our government contract services have three distinct pricing structures: cost-reimbursement, time-and-materials and fixed-price. With cost-reimbursement contracts, so long as actual costs incurred are within the contract funding and allowable under the terms of the contract, we are entitled to reimbursement of the costs plus a stipulated fixed fee and, in some cases, an incentive-based award fee. We assume additional financial risk on time-and-materials and fixed-price contracts, however because we assume the risk of performing those contracts at the stipulated prices or negotiated hourly/daily rates. If we do not accurately estimate ultimate costs and control costs during performance of the work, we could lose money on a particular contract or have lower than anticipated margins. Also, we assume the risk of damage or loss to government property and we are responsible for third- party claims under fixed-price contracts. The failure to meet contractually defined performance standards may result in a loss of a particular contract or lower-than-anticipated margins. This could adversely affect our operating performance and may result in additional costs and expenses and possible loss of revenue.

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

Audits have been completed on our incurred contract costs through fiscal year 2005 and the Defense Contract Management Agency has approved these costs through fiscal year 2003. Audits and approvals are continuing for subsequent periods. We cannot predict the outcome of such audits and what, if any, impact such audits may have on our future operating performance. For further discussion, see “Legal Proceedings” below.

We are subject to investigation by the U.S. government, which could result in our inability to receive government contracts and could adversely affect our future operating performance.

As a U.S. government contractor, we must comply with laws and regulations relating to U.S. government contracts that do not apply to a commercial company. From time to time, we are investigated by government agencies with respect to our compliance with these laws and regulations. If we are found to be in violation of the law, we may be subject to civil or criminal penalties or administrative sanctions, including contract termination, the assessment of penalties and suspension or prohibition from doing business with U.S. government agencies. For example, many of the contracts we perform in the U.S. are subject to the Service Contract Act, which requires hourly employees to be paid certain specified wages and benefits. If the U.S. Department of Labor determines that we violated the Service Contract Act or its implementing regulations, we could be suspended from being awarded new government contracts or renewals of existing contracts for a period of time, which could adversely affect our future operating performance. We are subject to a greater risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities than companies with solely commercial customers. In addition, if an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government.

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

U.S. government contractors like us that provide support services in theaters of conflict such as Iraq have come under increasing scrutiny by agency inspector generals, government auditors and congressional committees. Investigations pursued by any or all of these groups may result in adverse publicity for us and consequent reputational harm, regardless of the underlying merit of the allegations being investigated. As a matter of general policy, we have cooperated and expect to continue to cooperate with government inquiries of this nature.

The expiration of our collective bargaining agreements could result in increased operating costs or work disruptions, which could potentially affect our operating performance.

As of June 6, 2008, we had approximately 16,800 employees located in approximately 30 countries around the world, approximately 6,900 of whom are located inside the U.S. Of these employees, approximately 2,400 are represented by labor unions. As of June 6, 2008, we had approximately 74 collective bargaining agreements with these unions. These agreements will expire between July 2007 and March 2011. There can be no assurance that we will not experience labor disruptions associated with the expiration or renegotiation of collective bargaining agreements or otherwise. We could experience a significant disruption of operations and increased operating costs as a result of higher wages or benefits paid to union members, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

Proceedings against us in domestic and foreign courts could result in legal costs and adverse monetary judgments, adversely affect our operating performance and cause harm to our reputation.

We are involved in various claims and lawsuits from time to time. For example, we are a defendant in two consolidated lawsuits seeking unspecified damages brought by citizens and certain provinces of Ecuador. The basis for the actions, both pending in U.S. District Court for the District of Columbia, arises from our performance of a U.S. Department of State contract for the eradication of narcotic plant crops in Colombia. The lawsuits allege personal injury, property damage and wrongful death as a consequence of the spraying of narcotic crops along the Colombian border adjacent to Ecuador. In the event that a court decides against us in these lawsuits and we are unable to obtain indemnification from the government, or from Computer Sciences Corporation in one of the cases, or contributions from the other defendants, we may incur substantial costs, which could have a material adverse effect on our results. An adverse ruling in these cases also could adversely affect our reputation and have a material adverse effect on our ability to win future government contracts.

Other litigation in which we are involved includes wrongful termination and other adverse employment actions, breach of contract, personal injury and property damage actions filed by third parties. Actions involving third-party liability claims generally are covered by insurance; however, in the event our insurance coverage is inadequate to cover such claims, we will be forced to bear the costs arising from a judgment. We do not have insurance coverage for adverse employment and breach of contract actions and we bear all costs associated with such litigation and claims.

We are subject to certain U.S. laws and regulations which are the subject of rigorous enforcement by the U.S. government; and our noncompliance with such laws and regulations could adversely affect our future operating performance.

We may be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for treble damages. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation. Any interruption or termination of our government contractor status could significantly reduce our future revenues and profits.

To the extent that we export products, technical data and services outside the United States, we are subject to U.S. laws and regulations governing international trade and exports, including but not limited to the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury. A failure to comply with these laws and regulations could result in civil and/or criminal sanctions, including the imposition of fines upon us as well as the denial of export privileges and debarment from participation in U.S. government contracts.

We do business in certain parts of the world that have experienced or may be susceptible to governmental corruption. Our corporate policy requires strict compliance with the U.S. Foreign Corrupt Practices Act and with local laws prohibiting payments to government officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. Improper actions by our employees or agents could subject us to civil or criminal penalties, including substantial monetary fines, as well as disgorgement, and could damage our reputation and, therefore, our ability to do business.

Competition in our industry could limit our ability to attract and retain customers or employees, which could result in a loss of revenue and/or a reduction in margins, which could adversely affect our operating performance.

We compete with various entities across geographic and business lines. Competitors of our GS operating segment are various solution providers that compete in any one of the service areas provided by the GS business units. Competitors of our MTSS operating segment are typically large defense services contractors that offer services associated with maintenance, training and other activities. We compete on a number of factors, including our broad range of services, geographic reach, mobility and response time. Foreign competitors may obtain an advantage over us in competing for U.S. government contracts and attracting employees to the extent we are required by U.S. laws and regulations to remit to the U.S. government statutory payroll withholding amounts for U.S. nationals working on U.S. government contracts while employed by our foreign subsidiaries, since foreign competitors may not be similarly obligated by their governments.

Some of our competitors have greater financial and other resources or are otherwise better positioned than us to compete for contract opportunities. For example, original equipment manufacturers that also provide aftermarket support services have a distinct advantage in obtaining service contracts for aircraft that they have manufactured, as they frequently have better access to replacement and service parts as well as an existing technical understanding of the platform they have manufactured. In addition, we are at a disadvantage when bidding for contracts put up for re-competition for which we are not the incumbent provider, because incumbent providers are frequently able to capitalize on customer relationships, technical knowledge and pricing experience gained from their prior service.

In addition to the competition we face in bidding for contracts and task orders, we must also compete to attract the skilled and experienced personnel integral to our continued operations. We hire from a limited pool of potential employees, as military and law enforcement experience, specialized technical skill sets and security clearances are prerequisites for many positions. Our failure to compete effectively for employees, or excessive attrition among our skilled personnel, could reduce our ability to satisfy our customers’ needs and increase the costs and time required to perform our contractual obligations. This could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

Loss of our skilled personnel, including members of senior management, may have an adverse effect on our operations and/or our operating performance.

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

If our subcontractors or joint venture partners fail to perform their contractual obligations, then our performance as the prime contractor and our ability to obtain future business could be materially and adversely impacted.

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

We often enter into joint ventures so that we can jointly bid and perform on a particular project. The success of these and other joint ventures depends, in large part, on the satisfactory performance of the contractual obligations by our joint venture partners. If our partners do not meet their obligations, the joint ventures may be unable to adequately perform and deliver its contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services. These additional obligations could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.

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

We are required to make mandatory payments and, under certain circumstances, mandatory prepayments on our outstanding indebtedness. See Note 6 to our consolidated financial statements for additional information. This may require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, and other general corporate purposes and could limit our flexibility in planning for, or reacting to, changes in our business and industry.

The agreements governing our senior secured credit facilities impose certain operating and financial restrictions on us and limit management’s discretion in operating our businesses. These agreements limit our ability, among other things, to:

•	incur additional indebtedness or guarantee obligations;

•	make capital expenditures;

•	prepay indebtedness prior to stated maturities;

•	pay dividends or make certain other restricted payments;

•	make investments or acquisitions;

•	create liens or other encumbrances;

•	transfer or sell certain assets; and

•	merge or consolidate with another entity.

In addition, our senior secured credit facilities contain covenants requiring us to deliver to our lenders leverage and interest coverage financial computations and our audited annual and unaudited quarterly financial statements. Our ability to comply with these covenants may be affected by events beyond our control, and an adverse development affecting our business could require us to seek waivers or amendments of covenants, alternative or additional sources of financing or reductions in expenditures. We cannot assure you that such waivers, amendments or alternative or additional financings could be obtained, or if obtained, would be on terms acceptable to us, which may have a material adverse effect on our financial condition, results of operations and cash flows.

Our substantial level of indebtedness may make it difficult for us to satisfy our debt obligations and may adversely affect our ability to obtain financing for working capital, capitalize on business opportunities or respond to adverse changes in our industry.

As of March 28, 2008, we had $593.2 million of total indebtedness and $96.7 million of additional borrowing capacity under our senior secured credit facility (which gives effect to the $23.3 million of outstanding letters of credit). Based on our indebtedness and other obligations as of March 28, 2008, we estimate our remaining contractual commitments including interest associated with our indebtedness and other obligations will be $822.7 million in the aggregate for the remaining period between March 28, 2008 through the end of fiscal 2013. Such indebtedness could have material consequences for our business, operations and liquidity position, including the following:

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

We cannot assure you, however, that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our senior secured credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior secured credit facility, on commercially reasonable terms or at all. In addition, the terms of existing or future debt agreements, including our senior secured credit facility and the indenture governing our senior subordinated notes, may restrict us from carrying out any of these alternatives. If we are unable to generate sufficient cash flow or refinance our debt on favorable terms, it could significantly adversely affect our financial condition.

Despite our current indebtedness level, we and our subsidiaries may incur substantially more debt, which could exacerbate the risks associated with our substantial leverage.

As of March 28, 2008, we had up to $96.7 million of additional availability under our senior secured credit facility (which gives effect to $23.3 million of outstanding letters of credit). The terms of the senior secured credit facility and our senior subordinated notes do not fully prohibit us or our subsidiaries from incurring additional indebtedness. It is not possible to quantify the specific dollar amount of indebtedness we may incur because our senior secured credit facility does not provide for a specific dollar amount of indebtedness we may incur. Our senior secured credit facility and our senior subordinated notes allow us to incur only certain indebtedness that is expressly enumerated in our senior secured credit facility and the indenture governing our senior subordinated notes. The indebtedness permitted under our senior secured credit facility includes indebtedness that is customary for similar credit facilities. Specific examples of indebtedness permitted under our senior secured credit facility are described further under notes to the consolidated financial statements and include certain intercompany indebtedness, indebtedness under the senior secured credit facility, the senior subordinated notes, certain refinancing indebtedness and certain indebtedness with respect to capital leases in an amount that may not exceed $25.0 million. We believe that the comparable restrictions in the indenture governing our senior subordinated notes have restrictions that are generally no more restrictive in any material respect than the senior secured credit facility. If either we or our subsidiaries were to incur additional indebtedness, the related risks that we now face could increase.

We are subject to the Internal Control Evaluation and Attestation Requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. Furthermore, our independent registered public accounting firm (the “Independent Registered Public Accounting Firm”) is required to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of each fiscal year. We have successfully completed our assessment and obtained our Independent Registered Public Accounting Firm’s attestation as to the effectiveness of our internal control over financial reporting as of March 28, 2008. In future years, if we fail to timely complete this assessment, or if our Independent Registered Public Accounting Firm cannot timely attest to the effectiveness of our internal control over financial reporting, we could be subject to regulatory sanctions and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

Our ability to make payments under the notes and to service our other debt may depend on cash flow from our subsidiaries.

Although we are an operating company, our subsidiaries hold material assets. Consequently, we may depend on distributions or other intercompany transfers from our subsidiaries to make payments under the outstanding notes and our other debt. In addition, distributions and intercompany transfers to us from our subsidiaries will depend on:

•	their earnings;

•	covenants contained in our and their debt agreements, including outstanding notes and our senior secured credit facility;

•	covenants contained in other agreements to which we or our subsidiaries are or may become subject;

•	business and tax considerations; and

•	applicable law, including laws regarding the payment of dividends and distributions and fraudulent transfer laws.

The operating results of our subsidiaries at any given time may not be sufficient to make distributions or other payments to us or to ensure that any distributions and/or payments will be adequate to pay any amounts due under the notes or our other indebtedness.

We are controlled by affiliates of Veritas Capital, whose interests may not be aligned with yours.

We are a direct wholly owned subsidiary of DynCorp International Inc., our Parent, and an indirect subsidiary of DIV Holding LLC. DIV Holding LLC is our Parent’s controlling stockholder. Veritas Capital Management II, L.L.C. and its affiliates, The Veritas Capital Fund II, L.P. and Veritas Capital II A, LLC in turn, own 80.5% of the outstanding membership interest in DIV Holding LLC. Veritas Capital indirectly controls approximately 56.1% of our Parent’s Class A common stock. So long as Veritas Capital continues to own a significant amount of the outstanding shares of our Parent’s Class A common stock, it will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions. As a result, Veritas Capital is able to control the election of our Parent’s directors, determine our and our Parent’s corporate and management policies and determine without the consent of our Parent’s other stockholders, the outcome of any corporate transaction or other matter submitted to our Parent’s stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Two of our Parent’s thirteen directors are employees of Veritas Capital. Veritas Capital has sufficient voting power to amend our and our Parent’s organizational documents. The interests of Veritas Capital may not coincide with the interests of other holders of our Parent’s Class A common stock. Additionally, Veritas Capital is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Veritas Capital may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. In addition, our Parent’s Bylaws provide that so long as Veritas Capital beneficially owns a majority of our Parent’s outstanding Class A common stock, the foregoing advance notice procedures for stockholder proposals will not apply to it. Amendment of the provisions described above in our Parent’s Amended and Restated Certificate of Incorporation generally will require an affirmative vote of our Parent’s directors, as well as the affirmative vote of at least a majority of our Parent’s then outstanding voting stock if Veritas Capital beneficially owns a majority of our Parent’s outstanding Class A common stock, or the affirmative vote of at least 80% of our Parent’s then outstanding voting stock if Veritas Capital beneficially owns less than a majority of our Parent’s then outstanding Class A common stock. Amendments to any other provisions of our Parent’s Amended and Restated Certificate of Incorporation generally will require the affirmative vote of a majority of our Parent’s outstanding voting stock. In addition, because our Parent is a controlled company within the meaning of the New York Stock Exchange rules, our Parent’s board is exempt from the New York Stock Exchange requirements that it be composed of a majority of independent directors, and that its compensation and corporate governance committees be composed entirely of independent directors.

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

The Company has its headquarters in Falls Church, Virginia with major administrative offices in Dallas-Fort Worth, Texas. As of March 28, 2008, we leased 204 commercial facilities in 23 countries used in connection with the various services rendered to our customers. Lease expirations range from month-to-month to ten years. Upon expiration of our leases, we do not anticipate any difficulty in obtaining renewals or alternative space. Many of the current leases are non-cancelable. We do not own any real property.

The following locations represent our major facilities as of March 28, 2008.

Location	Description	Business Segment	Size (sq ft)

Fort Worth, TX	Executive Offices — Finance and Administration	Corporate	129,500
Falls Church, VA	Executive Offices — Headquarters	Corporate	103,400
Irving, TX	Executive Offices — Finance and Administration	Corporate	65,800
Kabul, Afghanistan	Offices and Residence	GS	47,000
Juba, Sudan	Offices and Residence	GS	26,700
Dubai, UAE	Executive Offices — Finance and Administration	Corporate	15,700
Jerusalem, Israel	Offices and Residence	GS	5,100

We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear and that our facilities have sufficient capacity to meet the current and projected needs of our business.

ITEM 3.	LEGAL PROCEEDINGS.

Information required with respect to this item is set forth in Note 7 to the consolidated financial statements, in Item 8 of Part II of this Form 10-K and is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 28, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public trading market for our member units. We are a direct wholly owned subsidiary of our Parent, DynCorp International Inc., who owns all of our Company’s 100 member units outstanding. We did not sell, issue or repurchase any securities in fiscal 2008.

ITEM 6.	SELECTED FINANCIAL DATA.

On March 7, 2003, DynCorp International and its subsidiaries were acquired by Computer Sciences Corporation. The selected historical consolidated financial data as of and for the fiscal year ended April 2, 2004 and for the period from April 3, 2004 through February 11, 2005, the period of Computer Science Corporation’s ownership, are derived from our consolidated financial statements, referred to as the “immediate predecessor period.”

On February 11, 2005, DynCorp International was sold by Computer Sciences Corporation to an entity controlled by Veritas Capital. The selected historical consolidated financial data as of and for the period from February 12, 2005 through April 1, 2005 and as of and for the fiscal years ended March 31, 2006, March 30, 2007 and March 28, 2008 are derived from our consolidated financial statements, referred to as the “successor period.”

We report the results of our operations using a 52-53 week basis. In line with this reporting schedule, each quarter of the fiscal year will contain 13 weeks except for the infrequent fiscal years with 53 weeks. The fiscal year ended April 2, 2004 was a 53-week year. The fiscal years ended March 31, 2006, March 30, 2007 and March 28, 2008 were 52-week years.

This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report.

	Successor				Immediate Predecessor
				49 Days	April 3, 2004	Year
	Fiscal Year Ended			Ended	to	Ended
	March 28,	March 30,	March 31,	April 1,	Feb 11,	April 2,
	2008	2007	2006	2005	2005	2004
	(Dollars in thousands)
Results of operations:
Revenue	$2,139,761	$2,082,274	$1,966,993	$266,604	$1,654,305	$1,214,289
Cost of services	(1,859,666)	(1,817,707)	(1,722,089)	(245,406)	(1,496,109)	(1,106,571)
Selling, general and administrative expenses	(117,919)	(107,681)	(97,520)	(8,408)	(57,755)	(48,350)
Depreciation and amortization	(42,173)	(43,401)	(46,147)	(5,605)	(5,922)	(8,148)
Operating income	120,003	113,485	101,237	7,185	94,519	51,220
Interest expense	(55,374)	(58,412)	(56,686)	(8,054)	—	—
Loss on early extinguishment of debt	—	(3,484)	—	—	—	—
Earnings from affiliates, net of dividends	4,758	2,913	—	—	—	—
Interest income	3,062	1,789	461	7	170	64
Other Income	199	—	—	—	—	—
Provision for income taxes	(27,999)	(20,549)	(16,627)	(60)	(34,956)	(19,924)
Minority interest	3,306	—	—	—	—	—
Net income (loss)	47,955	35,742	28,385	(922)	59,733	31,360
Cash flows provided (used) by operating activities	42,361	93,533	55,111	(31,240)	(2,092)	(6,756)
Cash flows used by investing activities	(11,306)	(7,595)	(6,231)	(869,394)	(10,707)	(2,292)
Cash flows (used) provided by financing activities	(48,131)	(4,056)	(41,781)	906,072	14,325	11,017

	Successor				Immediate Predecessor
				49 Days	April 3, 2004	Year
	Fiscal Year Ended			Ended	to	Ended
	March 28,	March 30,	March 31,	April 1,	Feb 11,	April 2,
	2008	2007	2006	2005	2005	2004
	(Dollars in thousands)
Balance sheet data (end of period):
Cash and cash equivalents	$85,379	$102,455	$20,573	$13,474	N/A	$6,510
Working capital(1)	361,813	282,929	251,329	200,367	N/A	104,335
Total assets	1,402,709	1,362,901	1,239,089	1,148,193	N/A	579,829
Total debt	593,162	630,994	661,551	700,000	N/A	N/A
Members’ equity	424,285	379,674	326,159	223,908	N/A	396,573
Other financial data:
EBITDA(2)	$174,820	$163,438	$148,718	$12,896	$101,326	$60,072
Backlog(3)	$5,961,000	$6,132,011	$2,641,000	$2,040,000	N/A	$2,164,000
Purchases of PP&E and Software	$7,738	$9,317	$6,180	$244	$8,473	$2,047

(1)	Working capital is defined as current assets, net of current liabilities.

(2)	The Company defines EBITDA as GAAP net income adjusted for depreciation and amortization, interest expense, and income taxes. The Company’s management uses EBITDA as a supplemental measure in the evaluation of the Company’s business and believes that EBITDA provides a meaningful measure of its operational performance on a consolidated basis because it eliminates the effects of period to period changes in taxes, costs associated with capital investments and interest expense and is consistent with one of the measures used by the Company to evaluate management’s performance for incentive compensation. EBITDA is not a financial measure calculated in accordance with GAAP. Accordingly, it should not be considered in isolation or as a substitute for net income or other financial measures prepared in accordance with GAAP. When evaluating EBITDA, investors should consider, among other factors, (i) increasing or decreasing trends in EBITDA, (ii) whether EBITDA has remained at positive levels historically, and (iii) how EBITDA compares to the Company’s debt outstanding. The non-GAAP measure of EBITDA does have certain limitations. It does not include interest expense, which is a necessary and ongoing part of the Company’s cost structure resulting from debt incurred to expand operations. EBITDA also excludes depreciation and amortization expenses. Because these are material and recurring items, any measure that excludes them has a material limitation. To mitigate these limitations, the Company has policies and procedures in place to identify expenses that qualify as interest, taxes, depreciation and amortization and to approve and segregate these expenses from other expenses to ensure that the Company’s EBITDA is consistently reflected from period to period. EBITDA excludes some items that affect net income and may vary among companies. EBITDA presented by the Company may not be comparable to similarly titled measures of other companies. EBITDA does not give effect to the cash the Company must use to service its debt or pay income taxes and thus does not reflect the funds generated from operations or actually available for capital investments.

(3)	Backlog data is as of the end of the applicable period. See Item 1 for further details concerning backlog.

The following table presents a reconciliation of net income (loss) to EBITDA for the periods included below.

	Successor				Immediate Predecessor
				49 Days	April 3, 2004	Year
	Fiscal Year Ended			Ended	to	Ended
	March 28,	March 30,	March 31,	April 1,	Feb 11,	April 2,
	2008	2007	2006	2005	2005	2004
	(Dollars in thousands)
RECONCILIATION OF NET INCOME (LOSS) TO EBITDA:
Net income (loss)	$47,955	$35,742	$28,385	$(922)	$59,733	$31,360
Income taxes	27,999	20,549	16,627	60	34,956	19,924
Interest expense and loss on early extinguishment of debt(1)	55,374	61,896	56,686	8,054	—	—
Depreciation and amortization	43,492	45,251	47,020	5,704	6,637	8,788

EBITDA	$174,820	$163,438	$148,718	$12,896	$101,326	$60,072

(1)	Fiscal year ended 2007 includes the premium associated with the redemption of all of the outstanding preferred stock, premium on the redemption of a portion of the senior subordinated notes and write-off of deferred financing costs associated with the early retirement of a portion of the senior subordinated notes. These premiums and the write-off represent additional costs of financing and management of the Company’s capital structure.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements, and the notes thereto, and other data contained elsewhere in this Annual Report. Please see “Risk Factors” and “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements. Unless otherwise noted, all amounts discussed herein are consolidated. All references in this Annual Report to fiscal years of the U.S. government pertain to the fiscal year which ends on September 30th of each year.

Company Overview

We are a leading provider of specialized mission-critical outsourced technical services to civilian and military government agencies. Our specific global expertise is in law enforcement training and support, security services, base operations and aviation services, construction and operations, which we provide through two business segments, GS and MTSS. We also provide logistics support for of all our services. Our current customers include the DoS, the U.S. Army, Air Force, Navy and Marine Corps (collectively, the DoD); commercial customers and foreign governments. As of March 28, 2008, we had approximately 15,300 employees in more than 30 countries, approximately 47 active contracts ranging in duration from three to ten years and approximately 100 task orders. DynCorp International and its predecessors have provided essential services to numerous U.S. government departments and agencies since 1951.

Operating Environment

Over most of the last two decades, the U.S. government has been increasing its reliance on the private sector for a wide range of professional and support services. This increased use of outsourcing by the U.S. government has been driven by a variety of factors: lean-government initiatives launched in the 1990s, surges in demand during times of national crisis, the increased complexity of missions, the shift in the strategic planning of the U.S. military to focus on the war-fighter efforts and the loss of skills within the government caused by workforce reductions and retirements. These factors lead us to believe that the U.S. government’s growing mission and continued human capital challenges have combined to create a new market dynamic, one that is less directly reflective of overall government budgets and more reflective of the ongoing shift of service delivery from the federal workforce to core competent, efficient private sector providers.

The outcome of the U.S. November 2008 election could have an effect on the future DoD budget and the course of government spending on outsourcing. The DoD expects that it will preside over a 2008 budget that could soon reach a record $670.0 billion depending on the outcome of recent war supplemental legislation. The DoD’s fiscal 2009 regular request is $515.4 billion, nearly a 74% increase since 2001, and there is a $70.0 billion placeholder ‘allowance’ for war costs, although the Pentagon admits that the allowance would only provide enough money for war costs until January 2009 or so. When all 2009 supplementals are approved, the 2009 DoD budget could top $700.0 billion.

We believe the following industry trends will further increase demand and enable us to more successfully compete for outsourced services in our target markets:

•	A shift in the strategic planning of the U.S. military, leading to increases in outsourcing of non-combat functions;

•	An increased level and frequency of overseas deployment and peace-keeping operations for the DoS, DoD and United Nations;

•	Growth in the U.S. military budget in operations and maintenance spending accounts,

•	An increased maintenance, overhaul and upgrade needs to support aging military platforms;

•	Increased reliance on private contractors to perform life-cycle asset management functions ranging from organizational to depot level maintenance;

•	Increased opportunities to support foreign governments in providing a wide spectrum of maintenance, supply support, facilities management and construction management-related services; and

•	A shift from single award to more multiple award IDIQ contracts.

Recent Developments

Global Linguist Solutions LLC

In March 2008, GLS, a joint venture between DynCorp International and McNeil Technologies, was allowed, after protests and appeals dating back to December 2006, to resume performance on the INSCOM contract by the U.S. Army for the management of linguist and translation services in support of the military mission known as OIF.

This five year contract, with a maximum value of $4.6 billion and a current awarded value of $3.5 billion, was originally awarded in December 2006. The U.S. Army terminated the first award for convenience after the Government Accountability Office sustained a protest filed by the incumbent. INSCOM subsequently requested and reviewed revised proposals and again awarded the contract to GLS. The incumbent protested this second award and the U.S. Army decided to take corrective action, resulting in dismissal of the second protest. Consequently, the U.S. Army implemented a corrective action plan which resulted in a decision to support its December 2006 award to GLS.

Under the contract, GLS will provide rapid recruitment, deployment, and on-site management of interpreters and translators in-theater for a wide range of foreign languages. This effort will support the U.S. Army, its unified commands, attached forces, combined forces, and joint elements executing the OIF mission, and other U.S. Government agencies supporting the OIF mission. The foreign language interpretation and translation services provided by GLS under this contract will allow OIF forces to communicate with the local populace, gather information for force protection, and interact with other foreign military units. GLS is expected to employ up to 7,500 locally-hired translators and up to 1,500 U.S. citizens with security clearances who are fluent in the languages spoken in Iraq.

Logistics Civil Augmentation Program

In April 2008, after extended protest and review, the U.S. Army Sustainment Command selected DynCorp International, along with KBR Inc. and Flour Corporation as the providers of logistics support to the U.S. Army under the LOGCAP IV contract. The LOGCAP IV contract has a ceiling value of $50 billion with a term of up to 10 years and an annual ceiling value to DynCorp International of $5 billion in revenue per year. Task orders will be competed on with the other two awardees and will vary depending from year to year depending on U.S. Army funding and strategic objectives. Under this contract, our Company will support U.S. forces worldwide with immediate focus on those deployed in the Middle East.

LOGCAP IV is the U.S. Army component of the DoD’s efforts to award contracts to U.S. companies for a broad range of logistics to support services to U.S. and allied forces during combat, peacekeeping, humanitarian, and training operations. These services include facilities, supplies, maintenance, and transportation. The LOGCAP objective is to use civilian contractors to perform selected services in a theater of operations to augment U.S. Army forces and release military units for other missions or to fill U.S. Army resource shortfalls. See further discussion regarding segment changes in our Note 16 to our consolidated financial statements

Change of CEO

On May 13, 2008, we filed a Form 8-K announcing the appointment of William L. Ballhaus as President and Chief Executive Officer, effective May 19, 2008. He succeeds Herb Lanese, who will retire from his duties as chief executive officer, but continue to serve on our Parent’s board of directors.

WWNS Litigation

On May 14, 2008, a jury in the U.S. District Court for the Eastern District of Virginia found against the Company in a case involving discrimination, interference with employment contracts, the implied duty of good faith and fair dealing, and a dispute concerning unpaid invoices brought by a former subcontractor, Worldwide Network Services (“WWNS”) on two State Department contracts. See Note 7 to our consolidated financial statements for further information.

Consolidated Results of Operations

Fiscal Year Ended March 28, 2008 Compared to Fiscal Year Ended March 30, 2007

The following table sets forth, for the periods indicated, our consolidated results of operations, both in dollars and as a percentage of revenue:

	Fiscal Year Ended
	March 28, 2008		March 30, 2007
	(Dollars in thousands)

Revenue	$2,139,761	100.0%	$2,082,274	100.0%
Cost of services	(1,859,666)	(86.9)%	(1,817,707)	(87.3)%
Selling, general and administrative expenses	(117,919)	(5.5)%	(107,681)	(5.2)%
Depreciation and amortization expense	(42,173)	(2.0)%	(43,401)	(2.1)%

Operating income	120,003	5.6%	113,485	5.4%
Interest expense	(55,374)	(2.6)%	(58,412)	(2.8)%
Loss on early extinguishment of debt	—	0.0%	(3,484)	(0.1)%
Earnings from affiliates, net of dividends	4,758	0.2%	2,913	0.1%
Interest income	3,062	0.1%	1,789	0.1%
Other income, net	199	0.0%	—	0.0%

Income before taxes	72,648	3.4%	56,291	2.7%
Provision for income taxes	(27,999)	(1.3)%	(20,549)	(1.0)%

Income before minority interest	44,649	2.1%	35,742	1.7%

Minority interest	3,306	0.2%	—	0.0%

Net income	$47,955	2.2%	$35,742	1.7%

Revenue:  Revenue for the fiscal year ended March 28, 2008 increased $57.5 million or 2.8% as compared with the fiscal year ended March 30, 2007, reflecting increased revenue in both reporting segments. See “Results of Operations by Reportable Segment” below for more analysis of our revenue growth by reportable segment.

Cost of services:  Cost of services is comprised of direct labor, direct materials, subcontractor costs, other direct costs and overhead. Other direct costs include travel, supplies, and miscellaneous costs. Cost of services for fiscal 2008 increased $42.0 million or 2.3% primarily due to growth in operations. As a percentage of revenue, costs of services decreased to 86.9% for fiscal year ended March 28, 2008 from 87.3% for fiscal year ended March 30, 2007. The key factors contributing to the decrease in cost of services as a percentage of revenue were continued strong performance of fixed-price task orders combined with contract modifications for construction efforts completed in earlier periods within the GS segment.

Selling, general and administrative expenses (“SG&A”):  SG&A for the fiscal year ended March 28, 2008 increased $10.2 million or 9.5% as compared with the fiscal year ended March 30, 2007. Factors contributing to the increased SG&A included: (i) litigation costs associated primarily with the WWNS litigation, (ii) costs incurred in fiscal 2008 related to our Sarbanes-Oxley compliance preparation, (iii) consulting costs related to proposal activity for potential new contracts; and (iv) general SG&A costs necessary to support the current and anticipated growth of the Company’s business. Offsetting these increases were (i) non-recurring severance costs incurred in fiscal 2007 for certain former executives, and (ii) bonus compensation incurred in fiscal 2007 associated with our Parent’s Equity Offering.

Depreciation and amortization expense:  Depreciation and amortization for the fiscal year ended March 28, 2008 decreased $1.2 million, or 2.8% as compared to the fiscal year ended March 30, 2007, primarily due to the effects of acquired software becoming fully amortized during the fiscal year.

Interest expense:  Interest expense for the fiscal year ended March 28, 2008 decreased $3.0 million, or 5.2% as compared with the fiscal year ended March 30, 2007. The decrease was primarily due to lower average debt outstanding in the fiscal year ended March 28, 2008, as compared with the fiscal year ended March 30, 2007. The interest expense incurred relates to our credit facility, senior subordinated notes and amortization of deferred financing fees.

Interest income:  Interest income for the fiscal year ended March 28, 2008 increased $1.3 million, or 71.2% as compared with the fiscal year ended March 30, 2007 due to higher average balance of our cash sweep accounts.

Provision for income taxes:  Provision for income taxes for the fiscal year ended March 28, 2008 increased $7.5 million or 36.3% as compared to the fiscal year ended March 30, 2007 due to an increase in taxable income. The effective tax rate increased to 38.5% from 36.5% for the fiscal years ended March 28, 2008 and March 30, 2007, respectively.

Results of Operations by Reportable Segment

The following table sets forth the revenue and operating income for the GS operating segment, for the fiscal year ended March 28, 2008 as compared to the fiscal year ended March 30, 2007 (in thousands).

Government Services

	Fiscal Year Ended
	March 28, 2008	March 30, 2007(1)	Inc/(Dec)

Revenue	$1,404,985	$1,378,889	$26,096
Operating income	$95,946	$99,463	$(3,517)

(1)	During our fiscal 2008 first quarter, certain contracts were reclassified between our two segments. For comparability, we have recasted our fiscal 2007 and 2006 revenue and operating income related to these contracts within our MD&A discussion and within Note 12 to our consolidated financial statements. The recasting had no impact on our consolidated results of operations, financial position or cash flows.

Revenue — Revenue for the fiscal year ended March 28, 2008 increased $26.1 million, or 1.9%, as compared to the fiscal year ended March 30, 2007. The increase primarily resulted from the following fluctuations within our SBUs as viewed by segment management:

•	Law Enforcement and Security: Revenue decreased $49.3 million primarily due to a decline in revenue from our operations in Iraq of $84.4 million offset by an increase in Afghanistan of $35.0 million. An additional $0.6 million increase was attributable mainly to non-recurring work in other Middle Eastern nations. In Iraq we experienced a $66.1 million decrease in our CIVPOL services due to the transition of our operations from leased facilities to customer furnished facilities. As we had operated these leased locations and earned revenue through task orders, this planned transition from these facilities negatively affected our CIVPOL revenue. Despite the decline from the relocation, our core CIVPOL personnel levels remained consistent in Iraq and were not a driver of the decrease. The remaining decrease in revenue from our operations in Iraq was driven primarily by declines in non-recurring work associated with our personal protection services of $18.3 million. We are continuing to pursue new opportunities in the Iraq theatre for these services in fiscal 2009. The increase in revenue from our operations in Afghanistan was due largely to increased personnel levels as well as additional services associated with the Afghan Poppy Eradication Program. While Iraq and Afghanistan have been the primary regions of growth for our various Law Enforcement and Security services, we are expecting growth from new regions such as Palestine, Haiti, Lebanon and Mexico in fiscal 2009.

•	Contingency and Logistics Operations: Revenue decreased by $10.1 million primarily due to non-recurring revenue associated with Hurricane Katrina in fiscal 2007. We expect growth to resume in our Contingency and Logistics Operations services with the addition of LOGCAP IV awarded in April 2008.

•	Operations Maintenance and Construction Management: Revenue increased $25.5 million due to the ramp-up in various construction projects in regions including Africa and Afghanistan. Our strategic focus has been on our construction services where we are executing a strategy that includes capitalizing on our construction expertise and our global resources in these areas. Because of our focus on this aspect of the business, growth in construction has outpaced our other services within this SBU, such as equipment positioning and military logistics. Continued growth is expected in our construction services through new opportunities and ramp-up of early stage projects in process at the end of fiscal 2008 while growth in our other services is anticipated to be flat in the upcoming year.

•	Specialty Aviation and Counter-drug Operations: Revenue increased $56.5 million primarily due to a $45.1 million increase in drug eradication services and $11.4 million of increase in other services. Our drug eradication services continue to grow through increases in our scope of services for these projects. We experienced significant growth in Afghanistan where our services have played a key role in reducing narcotics in that country. We are expecting a continued shift in our services out of regions such as Central and South America and into the Middle East. Growth in other services includes counter narcotics technologies and forestry support services. These services are typically non-recurring and are not a significant aspect of our future growth strategy.

•	Global Linguist Solutions: Revenue was $3.6 million for the new INSCOM contract through our GLS joint venture which began in our fiscal fourth quarter. We are anticipating significant revenue growth in fiscal 2009 as a result of services provided under the INSCOM contract.

Operating income — Operating income for the fiscal year ended March 28, 2008 decreased $3.5 million or 3.5%, as compared to the fiscal year ended March 30, 2007. The decrease primarily resulted from the following:

•	Law Enforcement and Security: Operating income increased $31.0 million as a result of improved contract performance and elimination of non-recurring write-offs from contract losses that occurred in the prior year. Our improved contract performance was primarily a result of effective cost management strategies executed in fiscal 2008 which allowed us to improve operating income despite a decline in revenue for our services within this SBU.

•	Contingency and Logistics Operations: Operating income decreased by $6.0 million primarily due to the decline in revenue for non-recurring projects as discussed above.

•	Operations Maintenance and Construction Management: Continued growth through the ramp-up of new construction projects helped increase our operating income by $2.4 million.

•	Specialty Aviation and Counter-drug Operations: Operating income decreased $4.7 million due to charges related to non-fee bearing, unscheduled maintenance of aircraft during the fiscal year. While the nature of this incremental work had a positive and significant impact on revenue, its structure as a “cost reimbursable only” contract did not provide a benefit to operating income.

•	Global Linguist Solutions: Start-up costs associated with this contract contributed to a decrease in our operating income of $6.7 million through the fiscal year ended March 28, 2008.

•	General SG&A Factors: We incurred a decrease of $19.5 million in operating income related to SG&A expenses in the current fiscal year. The fluctuation was due primarily to additional expenses from proposal costs associated with INSCOM and LOGCAP IV, specific contract litigation expenses associated with the WWNS litigation, further described in Item 3 — Legal Proceedings, and increases in necessary support functions associated with our current and anticipated growth. These cost increases were offset by one-time costs incurred in the prior year related to severance expenses for certain former executives and bonus compensation associated with the Company’s initial public offering.

Maintenance & Technical Support Services

The following table sets forth the revenue and operating income for the MTSS operating segment, for the fiscal year ended March 28, 2008 as compared to the fiscal year ended March 30, 2007 (in thousands).

	Fiscal Year Ended
	March 28, 2008	March 30, 2007(1)	Increase

Revenue	$734,776	$703,385	$31,391
Operating income	$24,057	$14,022	$10,035

(1)	During our fiscal 2008 first quarter, certain contracts were reclassified between our two segments. For comparability, we have recasted our fiscal 2007 and 2006 revenue and operating income related to these contracts within our MD&A discussion and within Note 12 to our consolidated financial statements. The recasting had no impact on our consolidated results of operations, financial position or cash flows.

Revenue — Revenue for the fiscal year ended March 28, 2008 increased $31.4 million, or 4.5%, as compared to the fiscal year ended March 30, 2007. The increase primarily resulted from the following fluctuations within our SBAs as viewed by segment management:

•	Contract Logistics Support: Revenue increased $31.9 million due to escalating support requirements associated with our Life Cycle Contractor Support (“LCCS”) programs which include various services such as overhauls, support personnel and equipment supply, primarily for deployments in Iraq and Afghanistan. The increase was driven by shorter time periods between field overhauls on engines and propellers which are two of our key services. A trend of higher overhauls was noted during the year due to a combination of factors including longer equipment deployments, higher flight volumes and the harsh desert conditions in those regions.

•	Field Service Operations: Revenue decreased $31.9 million due to a temporary decline in personnel and level of services provided resulting from longer deployment cycles of equipment in Iraq and Afghanistan. While the longer deployment cycles have benefited our Contract Logistics Support SBA, it has created a temporary decline in our FSO as planes and equipment are not rotated out of the theatre as frequently for complete resetting overhauls. We anticipate revenue increasing as equipment cycles return to normal in the upcoming fiscal year.

•	Aviation & Maintenance Services: Revenue increased $31.4 million primarily due to increased work associated with mine resistant vehicles and new threat management systems offset by normal occurrence of completed projects. While much of the increased revenue from our work on threat management systems is non-recurring, we do anticipate continued revenue growth in the near term from mine resistant vehicles.

Operating income — Operating income for the fiscal year ended March 28, 2008 increased $10.0 million or 71.6%, as compared to the fiscal year ended March 30, 2007. The increase primarily resulted from the following:

•	Contract Logistics Support: Operating income increased $12.7 million due to better margins realized on higher revenue associated with our LCCS programs primarily supporting deployments in Iraq and Afghanistan in addition to non-recurring losses from fiscal 2007 associated with our Commercial Support Services (“CSS”) program.

•	Field Service Operations: Operating income decreased $6.5 million due to lower revenue offset by lower operating costs. The lower revenue created an undesirable cost structure due to the nature of our services within this SBA. As we anticipate revenue returning to normal levels going forward our operating income is expected to also improve.

•	Aviation & Maintenance Services: Operating income increased $0.9 million which was a net decrease in margin from 9.9% in fiscal 2007 to 8.9% in fiscal 2008. The net decline in margin percentage for this SBA was due to several high margin non-recurring projects in fiscal 2007 in addition to no margin “cost reimbursement only” projects for aircraft maintenance which increased revenue but ultimately reduced operating margin percentages.

•	General SG&A Factors: We incurred an increase of $2.9 million in operating income related to SG&A expenses in the current fiscal year. The fluctuation was primarily due to one time costs incurred in the prior year related to severance expenses for certain former executives and bonus compensation associated with our Parent’s initial public offering.

Fiscal Year Ended March 30, 2007 Compared to Fiscal Year Ended March 31, 2006

The following table sets forth, for the periods indicated, our consolidated results of operations, both in dollars and as a percentage of revenue:

	Fiscal Year Ended
	March 30, 2007		March 31, 2006
	(Dollars in thousands)

Revenue	$2,082,274	100.0%	$1,966,993	100.0%
Cost of services	(1,817,707)	(87.3)%	(1,722,089)	(87.5)%
Selling, general and administrative expenses	(107,681)	(5.2)%	(97,520)	(5.0)%
Depreciation and amortization expense	(43,401)	(2.1)%	(46,147)	(2.4)%

Operating income	113,485	5.4%	101,237	5.1%
Interest expense	(58,412)	(2.8)%	(56,686)	(2.9)%
Loss on early extinguishment of debt	(3,484)	(0.1)%	—	0.0%
Net earnings from affiliates	2,913	0.1%	—	0.0%
Interest income	1,789	0.1%	461	0.0%

Income before taxes	56,291	2.7%	45,012	2.2%
Provision for income taxes	(20,549)	(1.0)%	(16,627)	(0.8)%

Net income	$35,742	1.7%	$28,385	1.4%

Consolidated

Revenue — Revenue in the fiscal year ended March 30, 2007 increased by $115.3 million, or 5.9%, as compared with the fiscal year ended March 31, 2006. 82% of the increase is attributable to the GS segment, with the remaining 18% attributable to the MTSS segment. The increase, as more fully described in the results by segment, is primarily a result of additional services provided by the GS segment under the African Peacekeeping and Air-Wing drug eradication contracts. In addition, a higher number of international police liaison officers were deployed in the Middle East under the Civilian Police program and increased aviation maintenance services were provided by the MTSS segment.

Costs of services — Costs of services are comprised of direct labor, direct material, subcontractor costs, other direct costs and overhead. Other direct costs include travel, supplies and other miscellaneous costs. Costs of services in the fiscal year ended March 30, 2007 increased by $95.6 million, or 5.6%, compared with the fiscal year ended March 31, 2006. As a percentage of revenue, costs of services decreased to 87.3% for fiscal year ended March 30, 2007 from 87.5% for fiscal year ended March 31, 2006. The factors contributing to the decrease in cost of services as a percentage of revenue were (i) continued strong performance of fixed-price task orders under the Civilian Police and Air-Wing programs; (ii) improved contract mix resulting from a larger proportion of higher-margin fixed-price and time-and-materials contracts; (iii) contract modifications for construction efforts in Afghanistan completed in earlier periods; and (iv) wage pass-through claims within the MTSS segment. These factors were offset by: (i) operating costs in excess of contract funding to complete a base camp in Iraq in the second quarter of fiscal 2007; and (ii) the suspension of a security contract with a customer in Saudi Arabia.

Selling, general and administrative expenses — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing and business development. SG&A is impacted by growth in our underlying business, various initiatives to improve organizational capability, compliance and systems improvements. SG&A in the fiscal year ended March 30, 2007 increased $10.2 million, or 10.4%, compared with the fiscal year ended March 31, 2006. In addition, as a percentage of revenue, SG&A increased slightly to 5.2% for the fiscal year ended March 30, 2007 from 5.0% for the fiscal year ended March 31, 2006. Factors contributing to the increase for the fiscal year ended March 30, 2007 include an increase in business development costs and an increase in corporate administrative costs, primarily the result of developing these functions as an independent company. In addition, fiscal 2007 SG&A includes $6.5 million related to severance expenses for certain former executives and bonus compensation associated with the Equity Offering. Offsetting these increases was a $7.0 million reduction in bad debt expense compared to fiscal 2006.

Depreciation and amortization — Depreciation and amortization in the fiscal year ended March 30, 2007 decreased $2.7 million, or 6%, as compared with the fiscal year ended March 31, 2006.

Interest expense — Interest expense in the fiscal year ended March 30, 2007 increased by $1.7 million, or 3.0%, as compared with the fiscal year ended March 31, 2006. The interest expense incurred relates to our senior secured credit facility (the “Senior Secured Credit Facility”), senior subordinated notes and amortization of deferred financing fees. The increase is due to the higher interest expense related to the Senior Secured Credit Facility from increasing variable interest rates during the fiscal year ended March 30, 2007. Partially offsetting the higher variable rate interest expense was lower interest incurred on the senior subordinated notes, which have a fixed interest rate of 9.5%, due to the partial redemption in connection with the Equity Offering.

Interest on mandatory redeemable shares — Interest on the mandatory redeemable shares, or preferred stock, was $3.0 million for the fiscal year ended March 30, 2007, compared to $21.1 million for the fiscal year ended March 31, 2006. All of our outstanding preferred stock was redeemed in connection with our Equity Offering in May 2006, resulting in a shorter time outstanding, compared to the fiscal year ended March 31, 2006.

Loss on debt extinguishment — In conjunction with our parent’s Equity Offering in May 2006, we incurred: (i) a premium of $2.7 million related to the redemption of a portion of our senior subordinated notes; and (ii) the write-off of $0.8 million in deferred financing costs associated with the early retirement of a portion of our senior subordinated notes.

Tax expense and tax rate — We had an effective tax rate of 43.2% for the fiscal year ended March 30, 2007. In connection with our Equity Offering, we redeemed, at a premium, all of our mandatory redeemable shares, or preferred stock, outstanding. This premium was considered not deductible for tax purposes. In addition, we incurred interest expense on our mandatory redeemable shares that is not deductible. Our effective tax rate before consideration of these items and the interest on mandatory redeemable shares was 36.5%.

Results by Reportable Operating Segment

Government Services

The following table sets forth the revenue and operating income for the GS operating segment, for the fiscal year ended March 30, 2007 as compared to the fiscal year ended March 31, 2006 (in thousands).

	Fiscal Year Ended
	March 30, 2007(1)	March 31, 2006(1)	Increase

Revenue	$1,378,889	$1,281,383	$97,506
Operating income	$99,463	$94,957	$4,506

(1)	During our fiscal 2008 first quarter, certain contracts were reclassified between our two segments. For comparability, we have recasted our fiscal 2007 and 2006 revenue and operating income related to these contracts within our MD&A discussion and within Note 12 to our consolidated financial statements. The recasting had no impact on our consolidated results of operations, financial position or cash flows.

Revenue

Revenue for the fiscal year ended March 30, 2007 increased $97.5 million, or 7.6%, as compared with the fiscal year ended March 31, 2006. The increase primarily reflected the following:

•	increased aviation support services of drug eradication activities under the Air-Wing program in South America and Afghanistan — $85.8 million;

•	higher net number of international police liaison officers deployed in the Middle East under the Civilian Police program — $16.0 million;

•	additional contingency and logistics services provided to the Africa Peacekeeping contract — $43.4 million; and

•	new construction, maintenance and contingency contracts — $47.0 million.

•	additional contracts recasted into GS from MTSS — $2.5 million.

partially offset by:

•	conclusion of five task orders under the World Wide Personal Protective Services program — $73.8 million;

•	the suspension of a security contract with a customer located in the Middle East — $11.8 million; and

•	non-recurring contingency and logistics services provided to FEMA after hurricane Katrina — $11.6 million.

Operating income

Operating income for the fiscal year ended March 30, 2007 increased $4.5 million, or 4.7%, as compared with the fiscal year ended March 31, 2006. The increase primarily reflected the following:

•	improved profitability on fixed-price task orders under the Air-Wing program due to strong performance and favorable contract changes — $11.4 million;

•	increased logistic support services under the Africa Peacekeeping program with the DoS — $3.7 million;

•	a contract modification for construction activities in Afghanistan completed in earlier periods — $7.6 million; and

•	a reduction in bad debt expense — $7.0 million.

•	impact of additional contracts recasted into GS from MTSS — $0.6 million.

partially offset by:

•	the suspension of a security contract with a customer located in the Middle East — $7.8 million;

•	lower contribution from the Worldwide Personal Protection Services programs, including the completion of task orders in Israel, Haiti, Afghanistan and central Iraq, unrealized investment in personnel training and cost in excess of contract funding to complete the construction of a base camp in Iraq for the DoS — $14.5 million;

•	non-recurring contingency and logistics services provided to FEMA after hurricane Katrina — $2.8 million; and

•	lower contribution from the Forward Operating Locations programs, primarily due to a lower number of vehicles purchased by the customer — $0.7 million.

Maintenance & Technical Support Services

The following table sets forth the revenue and operating income for the MTSS operating segment, for the fiscal year ended March 30, 2007 as compared to the fiscal year ended March 31, 2006 (in thousands).

	Fiscal Year Ended
	March 30, 2007(1)	March 31, 2006(1)	Increase

Revenue	$703,385	$686,610	$17,775
Operating income	$14,022	$6,280	$7,742

(1)	During our fiscal 2008 first quarter, certain contracts were reclassified between our two segments. For comparability, we have recasted our fiscal 2007 and 2006 revenue and operating income related to these contracts within our MD&A discussion and within Note 12 to our consolidated financial statements. The recasting had no impact on our consolidated results of operations, financial position or cash flows.

Revenue

Revenue for the fiscal year ended March 30, 2007 increased $17.8 million, or 2.6%, compared with the fiscal year ended March 31, 2006. The increase primarily reflected the following:

•	an increase in personnel and services provided under the Contract Field Teams program — $19.7 million;

•	increased domestic aviation services provided to the U.S. Air Force through a subcontract agreement under the C-21 Contractor Logistics Support program — $25.7 million;

•	revenue recorded in connection with wage pass-through claims — $10.4 million; and

•	new business and net growth in existing contracts — $24.5 million.

partially offset by:

•	reduced U.S. government funding for the Army Pre-Positioned Stocks Afloat program — $20.7 million;

•	the completion of the Fort Hood contract and Bell Helicopter contracts under the Domestic Aviation program — $31.4 million;

•	decrease in services provided on the V-22 helicopter under the Contract Field Teams contract — $2.3 million; and

•	cyclic nature of time between overhauls on engines and propellers performed under the LCCS program — $5.4 million.

•	additional contracts recasted to GS from MTSS — $2.5 million.

Operating income

Operating income for the fiscal year ended March 30, 2007 increased $7.7 million, or 123.3%, compared with the fiscal year ended March 31, 2006. The increase primarily reflected the following:

•	wage pass-through claims — $10.4 million;

•	various new business and net growth in existing contracts — $5.5 million;

•	increased domestic aviation services provided to the U.S. Air Force through a subcontract agreement under the C-21 Contractor Logistics Support program — $0.4 million; and

•	improved profitability on the Contract Field Teams program, which benefited from maintenance and repair activities performed on military equipment returning from Iraq and Afghanistan — $1.3 million.

partially offset by:

•	operating losses from services provided to the U.S. Army under the LCCS program and CSS program — $8.0 million; and

•	completion of the Fort Hood contract in July 2006 — $1.1 million.

•	impact of additional contracts recasted to GS from MTSS — $0.6 million.

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

Consolidated Cash Flows

The following table sets forth cash flow data for the periods indicated therein:

	Fiscal Year Ended
	March 28,	March 30,	March 31,
	2008	2007	2006
	(Dollars in thousands)

Net Cash provided by operating activities	$42,361	$93,533	$55,111
Net Cash used by investing activities	(11,306)	(7,595)	(6,231)
Net Cash provided by (used by) financing activities	(48,131)	(4,056)	(41,781)

Operating cash flow, a key source of the Company’s liquidity, was $42.4 million for fiscal 2008, a decrease of $51.2 million, or 54.7%, as compared to the fiscal year 2007. The decrease in operating cash flow compared to fiscal 2007 was primarily attributable to changes in working capital, particularly in accounts receivable and prepaid expenses and other current assets of $92.1 million offset by a net release of restricted cash in the current year as compared to a net use of cash in fiscal 2007 which had a net impact of $29.1 million. The $12.2 million increase in net income also helped offset the decreases from working capital. The changes in working capital were due to the timing of collections along with business growth from new customers net of GLS expenditures in the fourth quarter.

Operating cash flow was $93.5 million for fiscal 2007, an increase of $38.4 million, or 70%, as compared to the fiscal year 2006. The increase in operating cash flow is primarily attributable to earnings growth of $7.4 million and cash flows provided by working capital of $37.2 million, particularly, accounts payable and accrued liability activities related to the timing of payroll processing, interest payments and customer advances. The timing for payroll processing, interest payments and customer advances can vary from quarter to quarter. Partially offsetting the increased operating cash flow was the payment of special cash bonuses subsequent to the Equity Offering of $3.1 million in the aggregate to our executive officers and certain other members of management. These bonuses rewarded management for their efforts in connection with the successful consummation of the Equity Offering.

Net cash used in investing activities was $11.3 million in fiscal 2008 compared to $7.6 million in fiscal 2007. The increase in cash used by investing activities was primarily due to a permanent investment in an unconsolidated equity investee.

Cash flows related to investing consisted primarily of cash used for capital expenditures. Net cash used by investing activities was $7.6 million in fiscal 2007 compared to $6.2 million for the fiscal 2006. Capital spending related to the purchase of property and equipment increased $4.7 million in 2007 from 2006 levels to $7.0 million, primarily due to purchase of vehicles, equipment and for certain leasehold improvements. Capital expenditures are made primarily due to contractual requirements. We customarily lease our vehicles and equipment and intend to continue our practice of leasing our vehicles and equipment in the future. Our Senior Secured Credit Facility limits our annual capital expenditures related to the purchase of property and equipment to $8.0 million. We do not expect this limitation to have a material effect on our business.

Cash flows used in financing activities were $48.1 million for fiscal 2008, compared to cash flows used in financing activities of $4.1 million in fiscal 2007. The cash used by financing activities was primarily related to the repayment of borrowings under our term loans of $37.8 million and net repayments made under other financing arrangements of $11.0 million.

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

Financing

Long-term debt consisted of:

	March 28,	March 30,
	2008	2007
	(Dollars in thousands)

Term loans	$301,130	$338,962
9.5% Senior subordinated notes	292,032	292,032

	593,162	630,994
Less current portion of long-term debt	(3,096)	(37,850)

Total long-term debt	$590,066	$593,144

Our Senior Secured Credit Facility is comprised of senior secured term loans (“Term Loans”) of up to $345.0 million, and a senior secured revolving credit facility (“Revolving Facility”) of up to $120.0 million. The Term Loans are due in quarterly payments of $0.7 million through April 1, 2010, and $73.4 million thereafter, with final payment due February 11, 2011. Borrowings under the Senior Secured Credit Facility are secured by substantially all the assets of the Company and the capital stock of its subsidiaries. The Senior Secured Credit Facility also provides for a commitment guarantee of a maximum of $60.0 million, as amended, for letters of credit. The Senior Secured Credit Facility requires letter of credit fees up to 2.5%, payable quarterly in arrears on the amount available for drawing under all letters of credit. The fee was 2.0% at March 28, 2008.

Borrowings under our Term Loans bear interest at a rate per annum equal to the London Interbank Offered Rate (“LIBOR”), plus an applicable margin determined by reference to the leverage ratio, as set forth in the debt agreement. The applicable margin for LIBOR as of March 28, 2008 was 2.0%.

Borrowings under the Revolving Facility bear interest at a rate per annum equal to the Alternate Base Rate (“ABR”) plus an applicable margin determined by reference to the leverage ratio, as set forth in the debt agreement. The applicable margin for ABR as of March 28, 2008 was 1.0%. As of March 28, 2008 and March 30, 2007, we had no outstanding borrowings under our Revolving Facility.

Principal payments on our credit facilities and senior subordinated notes based on outstanding borrowings as of March 28, 2008 are expected to be approximately $3.1 million in fiscal 2009, $3.1 million in fiscal 2010, $294.9 million in fiscal 2011, none in fiscal 2012, and $292.0 million in the fiscal years thereafter.

We entered into interest rate swap agreements to hedge our exposure to cash flows related to our credit facility. These agreements are more fully described in Note 9 to our consolidated financial statements.

Contractual Commitments

The following table represents our contractual commitments associated with our debt and other obligations as of March 28, 2008:

	Fiscal
	2009	2010	2011	2012	2013	Thereafter	Total
	(Dollars in thousands)

Contractual Obligations:
Senior Secured Credit Facility Term Loan(1)	$3,096	$3,096	$294,938	$—	$—	$—	$301,130
Senior Subordinated Notes	—	—	—	—	292,032	—	292,032
Operating Leases(2)	22,366	8,755	7,851	7,787	7,490	20,941	75,190
Interest on Indebtedness(3)	41,598	41,454	34,563	27,743	24,200	—	169,558
Contractual Indemnity(4)	—	4,267	—	—	—	—	4,267
Management Fee(5)	300	300	300	300	300	300	1,800

Total Contractual Obligations	$67,360	$57,872	$337,652	$35,830	$324,022	$21,241	$843,977

(1)	Includes effect of mandatory payment of term loan with excess cash flow. See Note 6 to our consolidated financial statements.

(2)	For additional information about our operating leases, see Note 7 to our consolidated financial statements.

(3)	Represents interest expense calculated using interest rates of: (i) 4.625% on the term loan; and (ii) 9.5% on the senior subordinated notes.

(4)	Contracted statutory severance obligation for employees due at end of a specific U.S. federal government contract. Payment will be deferred if the contract is extended beyond the current term.

(5)	For additional information on the management fee, see Note 14 to our consolidated financial statements.

Backlog

We track backlog in order to assess our current business development effectiveness and to assist us in forecasting our future business needs and financial performance. Our backlog consists of funded and unfunded amounts under contracts. Funded backlog is equal to the amounts actually appropriated by a customer for payment of goods and services less actual revenue recognized as of the measurement date under that appropriation. Unfunded backlog is the actual dollar value of unexercised priced contract options. Most of our U.S. government contracts allow the customer the option to extend the period of performance of a contract for a period of one or more years. These priced options may or may not be exercised at the sole discretion of the customer. Historically, it has been our experience that the customer has typically exercised contract options.

Firm funding for our contracts is usually made for one year at a time, with the remainder of the contract period consisting of a series of one-year options. As is the case with the base period of our U.S. government contracts, option periods are subject to the availability of funding for contract performance. The U.S. government is legally prohibited from ordering work under a contract in the absence of funding. Our historical experience has been that the government has typically funded the option periods of our contracts.

The following table sets forth our approximate backlog as of the dates indicated:

	March 28, 2008	March 30, 2007	March 31, 2006
	(Dollars in millions)

GS:
Funded Backlog	$608	$883	$627
Unfunded Backlog	4,091	3,848	743

Total GS Backlog	$4,699	$4,731	$1,370

MTSS:
Funded Backlog	$556	$519	$397
Unfunded Backlog	706	882	874

Total MTSS Backlog	$1,262	$1,401	$1,271

Total Consolidated:
Funded Backlog	$1,164	$1,402	$1,024
Unfunded Backlog	4,797	4,730	1,617

Total Consolidated Backlog	$5,961	$6,132	$2,641

As of March 28, 2008 and March 30, 2007, the backlog related to GLS was $3.5 billion and $3.3 billion, respectively. We do anticipate our new LOGCAP IV contract will impact backlog in the future as the total maximum award available to our Company per fiscal year is approximately $5 billion. Although the LOGCAP IV contract is an IDIQ arrangement which typically does not impact backlog as significantly as other contract types, the potential size of the contract is such that its impact could be significant. As the award was not finalized until after March 28, 2008, there is no impact from LOGCAP IV in the above table.

Estimated Remaining Contract Value

Our estimated remaining contract value represents total backlog plus management’s estimate of future revenue under IDIQ contracts for task or delivery orders that have not been awarded. Future revenue represents management’s estimate of revenue that will be recognized from the end of current task orders until the end of the IDIQ contract term and is based on our experience and performance under our existing contracts and management judgments and estimates with respect to future task or delivery order awards. Although we believe our estimates are reasonable, there can be no assurance that our existing contracts will result in actual revenue in any particular period or at all. Our estimated remaining contract value could vary or even change significantly depending upon various factors including government policies, government budgets and appropriations, the accuracy of our estimates of work to be performed under time and material contracts and whether we successfully compete with any multiple bidders in IDIQ contracts. The following table sets forth our estimated remaining contract value as of the dates indicated (in millions):

	March 28, 2008	March 30, 2007	March 31, 2006
	(Dollars in millions)

GS Estimated Remaining Contract Value	$6,204	$7,591	$3,861
MTSS Estimated Remaining Contract Value	1,281	1,400	1,866

Total Estimated Remaining Contract Value	$7,485	$8,991	$5,727

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements relate to letters of credit and operating lease obligations, which are excluded from the balance sheet in accordance with GAAP. The Company’s letters of credit and lease obligations are described in Notes 6 and 7, respectively, in the notes to our consolidated financial statements. In addition, the future operating lease expense is reflected in the “Contractual Commitments”, above.

Effects of Inflation

We have generally been able to anticipate increases in costs when pricing our contracts. Bids for longer-term fixed-price and time-and-materials type contracts typically include sufficient labor and other cost escalations in amounts expected to cover cost increases over the period of performance. Consequently, because costs and revenue include an inflationary increase commensurate with the general economy in which we operate, net income as a percentage of revenue has not been significantly impacted by inflation.

Critical Accounting Policies

The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions to determine reported amounts of certain assets, liabilities, revenue and expenses and the disclosure of related contingent assets and liabilities. These estimates and assumptions are based upon information available at the time of the estimates or assumptions, including our historical experience, where relevant. These significant estimates and assumptions are reviewed quarterly by management with oversight by the Disclosure Control Committee (the “Disclosure Control Committee”), an internal committee comprised of members of senior management. The Disclosure Control Committee presents its views to the Audit Committee of our Parent’s board of directors. Because of the uncertainty of factors surrounding the estimates, assumptions and judgments used in the preparation of our financial statements, actual results may differ from the estimates, and the difference may be material.

Our critical accounting policies are those policies that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following represent our critical accounting policies. For a summary of all of our significant accounting policies, see Note 1 to our consolidated financial statements included in this Annual Report. Management and our external auditors have discussed our critical accounting policies with our Parent’s Audit Committee of our board of directors.

Revenue Recognition

The Company is predominantly a services provider and only includes products or systems when necessary for the execution of the service arrangement and as such, systems, equipment or materials are not generally separable from services. Revenue is recognized when persuasive evidence of an arrangement exists, services or products have been provided to the client, the sales price is fixed or determinable, and collectability is reasonably assured. Each arrangement is unique and revenue recognition is evaluated on a contract by contract basis. Our contracts typically fall into four categories with the first representing the vast majority of our revenue. The other contract types are federal government contracts, construction type contracts or software contracts or multiple arrangement type contracts. The Company applies the appropriate guidance consistently to similar contracts.

The Company expenses pre-contract costs as incurred for an anticipated contract until the contract is awarded. Throughout the life of the contract, indirect costs, including general and administrative costs, are expensed as incurred and are based on DCAA approved indirect rates. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management.

Major factors the Company considers in determining total estimated revenue and cost include the basic contract price, contract options, change orders (modifications of the original contract), back charges and claims, and contract provisions for penalties, award fees and performance incentives. All of these factors and other special contract provisions are evaluated throughout the life of the Company’s contracts when estimating total contract revenue under the percentage-of-completion or proportional methods of accounting.

Federal Government Contracts — For all non-construction and non-software U.S. federal government contracts or contract elements, the Company applies the guidance in the AICPA Accounting and Auditing Guide, Federal Government Contractors (“AAG-FGC”). The Company applies the combination and segmentation guidance in the AAG-FGC in analyzing the deliverables contained in the applicable contract to determine appropriate profit centers. Revenue is recognized by profit center using the percentage-of-completion method or complete contract method.

Projects under the Company’s U.S. federal government contracts typically have different pricing mechanisms that influence how revenue is earned and recognized. These pricing mechanisms are classified as cost plus fixed-fee, fixed-price, cost plus award fee, time-and-materials (including Unit-Price/level-of-effort contracts), or IDIQ. The exact timing and quantity of delivery for IDIQ profit centers are not known at the time of contract award, but they can contain any type of pricing mechanism.

Revenue on projects with a fixed-price or fixed-fee is generally recognized ratably over the contract period measured by either output or input methods appropriate to the services or products provided. For example, “output measures” can include period of service, such as for aircraft fleet maintenance; and units delivered or produced, such as aircraft for which modification has been completed. “Input measures” can include a cost-to-cost method, such as for procurement-related services.

Revenue on time and materials projects is recognized at contractual billing rates for applicable units of measure (e.g. labor hours incurred, units delivered).

The completed contract method is sometimes used when reliable estimates cannot be supported for percentage-of-completion method recognition or for short duration projects when the results of operations would not vary materially from those resulting from use of the percentage-of-completion method. Until complete, project costs are maintained in work in progress, a component of inventory.

Construction Contracts or Contract Elements — For all construction contracts or contract elements, revenue is recognized by profit center using the percentage-of-completion method.

Software Contracts or Contract Elements — It is the Company’s policy to review any arrangement containing software or software deliverables using applicable GAAP guidance for software revenue recognition to ensure accurate accounting of these arrangements as discussed further in Note 1 to our consolidated financial statements. The Company has never sold software on a separate, standalone basis. As a result, software arrangements are typically accounted for as one unit of accounting and are recognized over the service period, including the period of post-contract customer support.

Other Contracts or Contract Elements — The Company’s contracts with non-federal government customers are predominantly multiple-element. Multiple-element arrangements involve multiple obligations in various combinations to perform services, deliver equipment or materials, grant licenses or other rights, or take certain actions. The Company evaluates all deliverables in an arrangement to determine whether they represent separate units of accounting and arrangement consideration is allocated among the separate units of accounting based on their relative fair values. Fair values are established by evaluating vendor specific objective evidence (“VSOE”) or third-party evidence if available. Due to the customized nature of the Company’s arrangements, VSOE and third-

party evidence is generally not available resulting in applicable arrangements being accounted for as one unit of accounting.

Deferred Taxes, Tax Valuation Allowances and Tax Reserves

Our income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we develop assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

We recognize valuation allowances to reduce the carrying value of deferred tax assets to amounts that we expect are more likely than not to be realized. Our valuation allowances primarily relate to the deferred tax assets established for certain tax credit carryforwards and net operating loss carryforwards for U.S. and non-U.S. subsidiaries, and we evaluate the realizability of our deferred tax assets by assessing the related valuation allowance and by adjusting the amount of these allowances, if necessary. We assess such factors as our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets in determining the sufficiency of our valuation allowances. Failure to achieve forecasted taxable income in the applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings. Implementation of different tax structures in certain jurisdictions could, if successful, result in future reductions of certain valuation allowances.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in potential assessments. Significant judgment is required in determining income tax provisions and evaluating tax positions. We establish reserves for open tax years for uncertain tax positions that may be subject to challenge by various tax authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest and penalties as deemed appropriate.

On March 31, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” an Interpretation of Statement of Financial Accounting Standards No. 109 (“FIN No. 48”), which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information.

The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

We believe we have adequately provided for any reasonably foreseeable outcome related to these matters, and our future results may include favorable or unfavorable adjustments to our estimated tax liabilities. To the extent that the expected tax outcome of these matters changes, such changes in estimate will impact the income tax provision in the period in which such determination is made.

Equity-Based Compensation Expense

The Company has adopted the provisions of and accounted for equity-based compensation in accordance with FASB No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Under the fair value recognition provisions, equity-based compensation expense is measured using the grant date fair value for equity awards or is revalued each accounting period for liability awards. See Note 10 of our audited consolidated financial statements for further information regarding the SFAS No. 123(R) disclosures.

We currently have two types of share-based payment awards, restricted stock units (“RSUs”) and Class B membership interests in DIV (the “Class B membership interests”). Our RSUs are classified as liability awards under GAAP and are thus revalued based on our closing stock price at the end of each accounting period. The Class B membership interests are considered equity awards under GAAP and were valued at the grant date using the Black-Scholes model.

The determination of the fair value of the Class B membership interests is affected by our stock price as well as assumptions including volatility, the risk-free interest rate and expected dividends. We base the risk-free interest rate that we use in the pricing model on a forward curve of risk free interest rates based on constant maturity rates provided by the U.S. Treasury. We have not paid and do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the pricing model.

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Our share-based payment awards typically vest ratably over the requisite service periods, which differs from our recognition of compensation expense that is recognized on an accelerated basis over the awards’ requisite service periods.

Recent Accounting Pronouncements

The information regarding recent accounting pronouncements is included in Note 1 to our consolidated financial statements included in Item 8 of this annual report, which is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in interest rates and foreign currency exchange rates. For further discussion of market risks we may encounter, see “Risk Factors.”

Interest Rate Risk

We have interest rate risk relating to changes in interest rates on our variable rate debt. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments. Borrowings under the Senior Secured Credit Facility bear interest at a rate per annum equal to, at our option, either (1) the Prime Rate or (2) LIBOR, plus an applicable margin determined by reference to the leverage ratio, as set forth in the debt agreement. The applicable margins for the Prime Rate and LIBOR as of March 28, 2008 were 1% and 2%, respectively. As of March 28, 2008, we had $593.2 million of indebtedness, including the senior subordinated notes and excluding accrued interest thereon, of which $301.1 million was secured. On the same date, we had approximately $96.7 million available under our Senior Secured Credit Facility (which gives effect to $23.3 million of outstanding letters of credit). Each quarter point change in interest rates results in approximately $0.8 million change in annual interest expense on the term loan.

The table below provides information about our fixed rate and variable rate long-term debt agreements, as of March 28, 2008.

								Average
	Expected Maturity as of March 28, 2008 Fiscal Year							Interest
	2009	2010	2011	2012	2013	Thereafter	Total	Rate
	(Dollars in thousands)

Fixed Rate	—	—	—	—	292,032	—	292,032	9.50
Variable Rate	3,096	3,096	294,938	—	—	—	301,130	4.625

Total debt	3,096	3,096	294,938	—	292,032	—	593,162

The fair value of our term loan borrowings under the Senior Secured Credit Facility is approximately $281.6 million and is based on quoted market values. The fair value of senior subordinated notes is approximately $305.2 million based on their quoted market value. The above table does not give effect to $23.3 million of outstanding letters of credit as of March 28, 2008.

During fiscal 2008, in order to mitigate interest rate risk related to the term loans, the Company entered into interest rate swap agreements with notional amounts totaling $275 million. The interest rate swaps effectively fixed the interest rate at 6.96%, including applicable margin of (2% at March 28, 2008), on the first $275 million of our debt indexed to LIBOR. The notional principal of $75 million is protected through September 2008 and the remaining $200 million is protected through May 2010. The Company concluded that the interest rate swaps qualify as cash flow hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Foreign Currency Exchange Rate Risk

We are exposed to changes in foreign currency rates. At present, we do not utilize any derivative instruments to manage risk associated with currency exchange rate fluctuations. The functional currency of certain foreign operations is the local currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as accumulated other comprehensive (loss) income. Management has determined that our foreign currency transactions are not material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of DynCorp International LLC
Falls Church, Virginia

We have audited the accompanying consolidated balance sheets of DynCorp International LLC and subsidiaries (the “Company”) as of March 28, 2008 and March 30, 2007, and the related consolidated statements of income, member’s equity, and cash flows for the fiscal years ended March 28, 2008, March 30, 2007, and March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 28, 2008 and March 30, 2007, and the results of their operations and their cash flows for the fiscal years ended March 28, 2008, March 30, 2007, and March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, effective March 31, 2007 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 28, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 10, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Fort Worth, Texas
June 10, 2008

DYNCORP INTERNATIONAL LLC

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	March 28,	March 30,	March 31,
	2008	2007	2006
	(Dollars in thousands, except per share data)

Revenue	$2,139,761	$2,082,274	$1,966,993
Cost of services	(1,859,666)	(1,817,707)	(1,722,089)
Selling, general and administrative expenses	(117,919)	(107,681)	(97,520)
Depreciation and amortization expense	(42,173)	(43,401)	(46,147)

Operating income	120,003	113,485	101,237
Interest expense	(55,374)	(58,412)	(56,686)
Loss on early extinguishment of debt	—	(3,484)	—
Earnings from affiliates	4,758	2,913	—
Interest income	3,062	1,789	461
Other income, net	199	—	—

Income before income taxes	72,648	56,291	45,012
Provision for income taxes	(27,999)	(20,549)	(16,627)

Income before minority interest	44,649	35,742	28,385

Minority interest	3,306	—	—

Net income	$47,955	$35,742	$28,385

See notes to consolidated financial statements.

DYNCORP INTERNATIONAL LLC

CONSOLIDATED BALANCE SHEETS

	March 28,	March 30,
	2008	2007
	(Amounts in thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$85,379	$102,455
Restricted cash	11,308	20,224
Accounts receivable, net of allowances of $268 and $3,428	513,312	461,950
Prepaid expenses and other current assets	109,027	69,487
Deferred income taxes	17,341	12,864

Total current assets	736,367	666,980
Property and equipment, net	15,442	12,646
Goodwill	420,180	420,180
Tradename	18,318	18,318
Other intangibles, net	176,146	214,364
Deferred income taxes	18,168	13,459
Other assets, net	18,088	16,954

Total assets	$1,402,709	$1,362,901

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,096	$37,850
Accounts payable	148,787	127,282
Accrued payroll and employee costs	85,186	88,929
Other accrued liabilities	129,240	116,308
Income taxes payable	8,245	13,682

Total current liabilities	374,554	384,051
Long-term debt, less current portion	590,066	593,144
Other long-term liabilities	13,804	6,032
Commitments and contingencies
Members’ equity:
Members’ units, 100 outstanding	$321,414	$316,633
Retained earnings	109,785	63,205
Accumulated other comprehensive loss	(6,914)	(164)

Total members’ equity	424,285	379,674

Total liabilities and members’ equity	$1,402,709	$1,362,901

See notes to consolidated financial statements.

DYNCORP INTERNATIONAL LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	March 28,	March 30,	March 31,
	2008	2007	2006
	(Dollars in thousands)

Cash flows from operating activities
Net income	$47,955	$35,742	$28,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,492	45,251	47,020
Loss on early extinguishment of debt	—	2,657	—
Excess tax benefits from equity-based compensation	(686)	(495)	—
Amortization of deferred loan costs	3,015	3,744	2,878
(Recovery) provision for losses on accounts receivable	(923)	(2,500)	4,204
Earnings from affiliates	(4,758)	(2,913)	(214)
Deferred income taxes	(1,017)	(14,010)	(9,407)
Equity-based compensation	4,599	2,353	2,417
Minority interest	(3,306)	—	—
Changes in assets and liabilities:
Restricted cash	8,916	(20,224)	—
Accounts receivable	(49,675)	(19,255)	(21,885)
Prepaid expenses and other current assets	(36,123)	(25,165)	(17,485)
Accounts payable and accrued liabilities	31,679	82,427	10,828
Income taxes payable	(3,458)	5,921	8,370
Distributions from affiliates	2,651	—	—

Net cash provided by operating activities	42,361	93,533	55,111

Cash flows from investing activities
Purchase of property and equipment	(6,081)	(7,037)	(2,271)
Purchase of computer software	(1,657)	(2,280)	(3,909)
Other assets	(3,568)	1,722	(51)

Net cash used by investing activities	(11,306)	(7,595)	(6,231)

Cash flows from financing activities
Payments on long-term debt	(37,832)	(30,556)	(3,449)
Premium paid on redemption of senior subordinated notes	—	(2,657)	—
Payment of deferred financing costs	—	(640)	—
Borrowings under other financing arrangements	7,423	18,770	—
Net transfers from parent company	—	17,943	—
Payments under other financing arrangements	(18,408)	(7,411)	—
Excess tax benefits from equity-based compensation	686	495	—
Payments under revolving credit facilities	—	—	(35,000)
Payment of initial public offering costs	—	—	(1,940)
Payment of debt issuance costs	—	—	(909)
Purchase of interest rate cap	—	—	(483)

Net cash provided by (used by) financing activities	(48,131)	(4,056)	(41,781)

Net (decrease) increase in cash and cash equivalents	(17,076)	81,882	7,099
Cash and cash equivalents, beginning of year	102,455	20,573	13,474

Cash and cash equivalents, end of year	$85,379	$102,455	$20,573

Income taxes paid (net of refunds)	$36,740	$26,183	$19,025
Interest paid	$53,065	$49,090	$57,464
Non-cash investing activities	$—	$—	$1,194

See notes to consolidated financial statements.

DYNCORP INTERNATIONAL LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

		(Accumulated
		Deficit)	Accumulated
	Member’s	Retained	Other
	Units	Earnings	Comprehensive	Total
	(Dollars and shares in thousands)

Balance at April 1, 2005	$224,808	$(922)	$22	$223,908

Comprehensive income:
Net income		28,385	—	28,385
Change in fair value of interest rate cap		—	20	20
Foreign currency translation		—	(260)	(260)

Comprehensive income		28,385	(240)	28,145

Working capital adjustment	71,689			71,689

Equity-based compensation	2,417		—	2,417

Balance at March 31, 2006	298,914	27,463	(218)	326,159

Comprehensive income:
Net income		35,742	—	35,742
Change in fair value of interest rate cap		—	(16)	(16)
Foreign currency translation		—	70	70

Comprehensive income		35,742	54	35,796

Contribution from parent	14,871	—	—	14,871
Tax benefit associated with equity-based compensation	495	—	—	495
Equity-based compensation	2,353	—	—	2,353

Balance at March 30, 2007	316,633	63,205	(164)	379,674

Comprehensive income:
Net income		47,955		47,955
Interest Rate Cap			276	276
Interest Rate Swap		—	(7,174)	(7,174)
Currency translation Adjustment		—	148	148

Comprehensive income (loss)		47,955	(6,750)	41,205

Adjustment for the adoption of FIN No. 48		(1,375)		(1,375)
Tax benefit associated with equity-based compensation	686	—	—	686
Equity-based compensation	4,095	—	—	4,095

Balance at March 28, 2008	$321,414	$109,785	$(6,914)	$424,285

See notes to consolidated financial statements.

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Years Ended March 28, 2008, March 30, 2007 and March 31, 2006

Note 1 —	Significant Accounting Policies and Accounting Developments

DynCorp International LLC through its subsidiaries (together, the “Company”), provides defense and technical services and government outsourced solutions primarily to U.S. government agencies throughout the U.S. and internationally. Key offerings include aviation services, such as maintenance and related support, as well as base maintenance/operations and personal and physical security services. Primary customers include the U.S. Departments of Defense (“DoD”) and U.S. Department of State (“DoS”), but also include other government agencies, foreign governments and commercial customers.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Generally, investments in which the Company owns a 20% to 50% ownership interest are accounted for by the equity method. These investments are in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies and is not the primary beneficiary as defined in Financial Accounting Standards Board (the “FASB”) Interpretation No. 46R (Revised 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company has no investments in business entities of less than 20%.

The following table sets forth the Company’s ownership in joint ventures and companies that are not consolidated into the Company’s financial statements as of March 28, 2008, and are accounted for by the equity method. For all of the entities listed below, the Company has the right to elect half of the board of directors or other management body. Economic rights are indicated by the ownership percentages listed below.

DynEgypt LLC	50.0%
Dyn Puerto Rico Corporation	49.9%
Contingency Response Services LLC	45.0%
Babcock DynCorp Limited	44.0%
Partnership for Temporary Housing LLC	40.0%
DCP Contingency Services LLC	40.0%

The Company has a 51% ownership interest in Global Linguist Solutions LLC (“GLS”), the right to elect half of the Board of Directors of such entity, and is the primary beneficiary as defined in FIN No. 46R. Therefore, GLS is consolidated into the Company’s financial statements for the year ended March 28, 2008.

During the fiscal year ended March 28, 2008, the Company acquired the remaining 50% of DynCorp-Hiberna Ltd. from the joint venture partner for approximately $400,000, net of cash acquired and changed the name to DCH Limited. The assets, liabilities, and results of operations of the entity acquired were not material to the Company’s consolidated financial position or results of operations, thus pro-forma information is not presented. In addition, during our fiscal 2008 third quarter, Global Nation Building LLC, a consolidated subsidiary, was dissolved due to inactivity. There was no material impact to our financial statements from the termination of the entity.

Revenue Recognition and Cost Estimation on Long-Term Contracts

General — Revenue is recognized when persuasive evidence of an arrangement exists, services or products have been provided to the client, the sales price is fixed or determinable, and collectability is reasonably assured.

The Company is predominantly a services provider and only includes products or systems when necessary for the execution of the service arrangement and as such, systems, equipment or materials are not generally separable from services. Each arrangement is unique and revenue recognition is evaluated on a contract by contract basis. The Company applies the appropriate guidance consistently to similar contracts.

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The evaluation of the separation and allocation of an arrangement fee to each deliverable within a multiple-deliverable arrangement is dependent upon the guidance applicable to the specific arrangement.

The Company expenses pre-contract costs as incurred for an anticipated contract until the contract is awarded. Throughout the life of the contract, indirect costs, including general and administrative costs, are expensed as incurred and are based on Defense Contract Audit Agency (“DCAA”) approved indirect rates.

When revenue recognition is deferred relative to the timing of cost incurred, costs that are direct and incremental to a specific transaction are deferred and charged to expense in proportion to the revenue recognized.

Management regularly reviews project profitability and underlying estimates. Revisions to the estimates are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. When estimates of total costs to be incurred on a contract exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded to cost of sales in the period the loss is determined. Loss provisions are first offset against costs that are included in inventoried assets, with any remaining amount reflected in liabilities.

Major factors the Company considers in determining total estimated revenue and cost include the basic contract price, contract options, change orders (modifications of the original contract), back charges and claims, and contract provisions for penalties, award fees and performance incentives. All of these factors and other special contract provisions are evaluated throughout the life of the Company’s contracts when estimating total contract revenue under the percentage-of-completion or proportional methods of accounting.

Federal Government Contracts — For all non-construction and non-software United States federal government contracts or contract elements, the Company applies the guidance in the AICPA Accounting and Auditing Guide, Federal Government Contractors (“AAG-FGC”). The Company applies the combination and segmentation guidance in the AAG-FGC in analyzing the deliverables contained in the applicable contract to determine appropriate profit centers. Revenue is recognized by profit center using the percentage-of-completion method or completed contract method.

Projects under the Company’s U.S. federal government contracts typically have different pricing mechanisms that influence how revenue is earned and recognized. These pricing mechanisms are classified as cost plus fixed-fee, fixed-price, cost plus award fee, time-and-materials (including Unit-Price/level-of-effort contracts), or Indefinite Delivery, Indefinite Quantity (“IDIQ”). The exact timing and quantity of delivery for IDIQ profit centers are not known at the time of contract award, but they can contain any type of pricing mechanism.

Revenue on projects with a fixed-price or fixed-fee is generally recognized ratably over the contract period measured by either output or input methods appropriate to the services or products provided. For example, “output measures” can include period of service, such as for aircraft fleet maintenance; and units delivered or produced, such as aircraft for which modification has been completed. “Input measures” can include a cost-to-cost method, such as for procurement-related services.

Revenue on time and materials projects is recognized at contractual billing rates for applicable units of measure (e.g. labor hours incurred or units delivered).

The completed contract method is sometimes used when reliable estimates cannot be supported for percentage-of-completion method recognition or for short duration projects when the results of operations would not vary materially from those resulting from use of the percentage-of-completion method. Until complete, project costs are maintained in work in progress, a component of inventory.

Contract costs on U.S. federal government contracts, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. Substantially all of the Company’s indirect contract costs have been agreed upon through 2004. Contract revenue on U.S. federal government contracts have been recorded in amounts that are expected to be realized upon final settlement.

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Award fees are recognized based on the guidance in the AAG-FGC. Award fees are excluded from estimated total contract revenue until a historical basis has been established for their receipt or the award criteria have been met including the completion of the award fee period at which time the award amount is included in the percentage-of-completion estimation.

Construction Contracts or Contract Elements — For all construction contracts or contract elements, the Company applies the combination and segmentation guidance found in Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” in analyzing the deliverables contained in the contract to determine appropriate profit centers. Revenue is recognized by profit center using the percentage-of-completion method.

Software Contracts or Contract Elements — It is the Company’s policy to review any arrangement containing software or software deliverables against the criteria contained in SOP 97-2, “Software Revenue Recognition”, and related technical practice aids. In addition, Emerging Issues Task Force (“EITF”) 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” is also applied to determine if any non-software deliverables are outside of the scope of SOP 97-2 when the software is more than incidental to the products or services as a whole. Under the provisions of SOP 97-2 software deliverables are separated and contract value is allocated based on Vendor Specific Objective Evidence (“VSOE”). The Company has never sold software on a separate, standalone basis. As a result, software arrangements are typically accounted for as one unit of accounting and are recognized over the service period, including the period of post-contract customer support. All software arrangements requiring significant production, modification, or customization of the software were accounted for under SOP 81-1.

Other Contracts or Contract Elements — The Company’s contracts with non-U.S. federal government customers are predominantly multiple-element. Multiple-element arrangements involve multiple obligations in various combinations to perform services, deliver equipment or materials, grant licenses or other rights, or take certain actions. The Company evaluates all deliverables in an arrangement to determine whether they represent separate units of accounting per the provisions of EITF 00-21, “Revenue Arrangements with Multiple Deliverables” and arrangement consideration is allocated among the separate units of accounting based on their relative fair values. Fair values are established by evaluating VSOE or third-party evidence if available. Due to the customized nature of the Company’s arrangements, VSOE and third-party evidence is generally not available resulting in applicable arrangements being accounted for as one unit of accounting.

The Company applies the guidance in U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements” (“SAB No. 104”), and other transaction-specific accounting literature to deliverables related to non-U.S. federal government services, equipment and materials. The timing of revenue recognition for a given unit of accounting will depend on the nature of the deliverable(s) and whether revenue recognition criteria have been met. The same pricing mechanisms found in U.S. federal government contracts are found in other contracts.

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

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management evaluates these estimates and assumptions on an ongoing basis, including but not limited to, those relating to allowances for doubtful accounts, fair value and impairment of intangible assets and goodwill, income taxes, profitability on contracts, anticipated contract modifications, contingencies and litigation. Actual results could differ from those estimates.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts against specific billed receivables based upon the latest information available to determine whether invoices are ultimately collectible. Such information includes the historical trends of write-offs and recovery of previously written-off accounts, the financial strength of the respective customer and projected economic and market conditions. The evaluation of these factors involves subjective judgments and changes in these factors may cause an increase to the Company’s estimated allowance for doubtful accounts, which could significantly impact the Company’s consolidated financial statements by incurring bad debt expense. Given that the Company primarily serves the U.S. government, management believes the risk to be relatively low that changes in its allowance for doubtful accounts would have a material impact on our financial results.

Property and Equipment

The cost of property and equipment, less applicable residual values, is depreciated using the straight-line method. Depreciation commences when the specific asset is complete, installed and ready for normal use. Depreciation related to equipment purchased for specific contracts is typically included within Cost of Services as this depreciation is directly attributable to project costs. The Company’s depreciation and amortization policies are as follows:

Computer and related equipment	3 to 5 years
Furniture and other equipment	2 to 10 years
Leasehold improvements	Shorter of lease term or useful life

Impairment of Long-Lived Assets, including Amortized Intangibles

Fair values of customer-related intangibles and internally developed technology were determined based on estimates and judgments regarding expectations for the estimated future after-tax cash flows from those assets over their lives, including the probability of expected future contract renewals and sales, less a cost-of-capital charge, all of which was discounted to present value.

The Company evaluates the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances indicate a potential impairment. The carrying value of long-lived assets including customer-related intangibles and internally developed technology, is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that case, a loss is recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily using the estimated cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

During the fiscal year ended March 30, 2007, the Company recognized an impairment of approximately $0.6 million associated with a customer-related intangible due to the loss of a contract in Saudi Arabia. For the fiscal

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year ended March 28, 2008, management believes there have been no other events or circumstances that would indicate an impairment of long-lived assets.

Indefinite Lived Assets

Indefinite-lived assets, including goodwill and tradename, are not amortized but are subject to an annual impairment test. The first step of the impairment test, used to identify potential impairment, compares the fair value of each of the Company’s reporting units with its carrying amount, including indefinite-lived assets. If the fair value of a reporting unit exceeds its carrying amount, indefinite-lived assets of the reporting unit are not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any. The Company performs the annual test for impairment as of the end of February of each fiscal year. Based on the results of these tests, no impairment losses were identified for the fiscal years ended March 28, 2008 and March 30, 2007.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes” (“SFAS 109”) and Financial Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” an Interpretation of FASB No. 109 (“FIN No. 48”). Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109. FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN No. 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The impact on our consolidated financial condition and results of operations of adopting FIN No. 48 in the first quarter of fiscal 2008 is presented in Note 3.

Equity-Based Compensation Expense

The Company has adopted the provisions of, and accounted for equity-based compensation in accordance with FASB No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Under the fair value recognition provisions, equity-based compensation expense is measured at the grant date based on the fair value of the award and is recognized ratably over the requisite service period adjusted for forfeitures. See Note 10 for further discussion on equity-based compensation.

Fair Values of Financial Instruments

Fair values of financial instruments are estimated by the Company using available market information and other valuation methods. Values are based on available market quotes or estimates using a discounted cash flow approach based on the interest rates currently available for similar instruments. The fair values of financial instruments for which estimated fair value amounts are not specifically presented are estimated to approximate the related recorded values. As discussed in further detail below, the Company plans to adopt. SFAS No. 157 during our first quarter of fiscal 2009. Although we do not anticipate that the adoption of SFAS No. 157 will materially impact the Company’s financial condition, results of operations, or cash flow, the Company will be required to provide additional disclosures as part of its financial statements.

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1, defined as observable inputs such as quoted prices in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Currency Translation

The assets and liabilities of the Company’s subsidiaries, that are outside the United States (U.S.) and that have a functional currency that is not the U.S. dollar, are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Income and expense items, for these subsidiaries, are translated at the average exchange rates prevailing during the period. Gains and losses resulting from currency transactions and the remeasurement of the financial statements of U.S. functional currency foreign subsidiaries are recognized currently in income and those resulting from translation of financial statements are included in accumulated other comprehensive income.

Reporting Segments

The Company’s operations are aligned into two divisions, each of which constitutes a reporting segment: Government Services (“GS”) and Maintenance and Technical Support Services (“MTSS”), see further discussion in Note 12.

Accounting Developments

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements; however, it does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Except for the delay for nonfinancial assets and liabilities, SFAS 157 is effective for fiscal years beginning after December 15, 2007, and interim periods within such years. The Company will adopt the provisions of SFAS No. 157 as of March 29, 2008 as required with respect to its financial assets and liabilities only. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial condition and results of operations.

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

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently assessing the impact of this statement.

Note 2 —	Goodwill and other Intangible Assets

The changes in the carrying amount of goodwill for the fiscal years ended March 28, 2008, March 30, 2007 and March 31, 2006 are as follows:

	GS	MTSS	Total
	(Dollars in thousands)

Balance — March 31, 2006	$319,866	$100,314	$420,180
Transfer between reporting segments(1)	20,163	(20,163)	—

Balance — March 30, 2007	$340,029	$80,151	$420,180
Additions or adjustments	—	—	—

Balance as of March 28, 2008	$340,029	$80,151	$420,180

(1)	Transfer between reporting segments is the result of a reorganization of the Company’s reporting structure within its segments and a related independent fair value analysis of the reporting units within the Company’s reporting segments, in the manner required by SFAS 142.

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide information about changes relating to intangible assets for the fiscal years ended March 28, 2008 and March 30, 2007:

	March 28, 2008
	Weighted
	Average
	Useful Life	Gross	Accumulated
	(Years)	Carrying Value	Amortization	Net
	(Amounts in thousands, except years)

Finite-lived intangible assets:
Customer-related intangible assets	8.5	$290,716	$(119,997)	$170,719
Other	4.2	10,887	(5,460)	5,427

		$301,603	$(125,457)	$176,146

Indefinite-lived intangible assets — Tradename		$18,318	$—	$18,318

	March 30, 2007
	Weighted
	Average
	Useful Life	Gross	Accumulated
	(Years)	Carrying Value	Amortization	Net
	(Amounts in thousands, except years)

Finite-lived intangible assets:
Customer-related intangible assets	8.5	$290,381	$(82,233)	$208,148
Other	4.2	12,599	(6,383)	6,216

		$302,980	$(88,616)	$214,364

Indefinite-lived intangible assets — Tradename		$18,318	$—	$18,318

Amortization expense for customer-related and other intangibles was $40.2 million, $41.9 million and $41.7 million for the fiscal years ended March 28, 2008, March 30, 2007 and March 31, 2006, respectively.

The following schedule outlines an estimate of future amortization based upon the finite-lived intangible assets owned at March 28, 2008:

Amortization
Expense
(Dollars in thousands)

Estimate for fiscal year 2009	$37,458
Estimate for fiscal year 2010	37,141
Estimate for fiscal year 2011	32,879
Estimate for fiscal year 2012	22,310
Estimate for fiscal year 2013	18,710
Thereafter	27,648

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Income Taxes

The provision for income taxes consists of the following:

	Fiscal Year Ended
	March 28, 2008	March 30, 2007	March 31, 2006
	(Dollars in thousands)

Current portion:
Federal	$22,203	$28,295	$22,849
State	2,338	1,629	1,448
Foreign	4,475	4,635	1,618

	29,016	34,559	25,915

Deferred portion:
Federal	(1,026)	(12,635)	(8,797)
State	22	(348)	(338)
Foreign	(13)	(1,027)	(153)

	(1,017)	(14,010)	(9,288)

Provision for income taxes	$27,999	$20,549	$16,627

Temporary differences, which give rise to deferred tax assets and liabilities, were as follows:

	March 28, 2008	March 30, 2007
	(Dollars in thousands)

Deferred tax assets related to:
Worker’s compensation accrual	$9,481	$7,169
Accrued vacation	7,086	6,383
Bad debt allowance	3,435	6,350
Completion bonus allowance	5,761	4,458
Accrued severance	1,027	1,991
Foreign tax credit carryforwards	—	1,725
Accrued executive incentives	1,526	1,561
Depreciable assets	885	1,222
Warranty reserve	458	1,041
Legal reserve	7,180	884
Accrued health costs	750	768
Leasehold improvements	448	352
Interest rate swap	4,223	—
Other accrued liabilities and reserves	2,008	1,160

Total deferred tax assets	44,268	35,064

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 28, 2008	March 30, 2007
	(Dollars in thousands)

Deferred tax liabilities related to:
Prepaid insurance	(1,096)	(5,122)
Customer intangibles	(7,196)	(3,157)
Deferred revenue	(467)	(462)

Total deferred tax liabilities	(8,759)	(8,741)

Deferred tax assets, net	$35,509	$26,323

Deferred tax assets and liabilities are reported as:

	March 28, 2008	March 30, 2007
	(Dollars in thousands)

Current deferred tax assets	$17,341	$12,864
Non-current deferred tax assets	18,168	13,459

Deferred tax assets, net	$35,509	$26,323

A reconciliation of the statutory federal income tax rate to the Company’s effective rate is provided below:

	Fiscal Year Ended
	March 28, 2008	March 30, 2007	March 31, 2006

Statutory rate	35.0%	35.0%	35.0%
State income tax, less effect of federal deduction	2.0%	1.2%	1.4%
Minority interest	1.5%	0.0%	0.0%
Other	0.0%	0.3%	1.3%
Valuation allowance	0.0%	0.0%	(0.8)%

Effective tax rate	38.5%	36.5%	36.9%

Uncertain Tax Positions

The Company adopted the provisions of FIN No. 48 on March 31, 2007. As a result of the implementation of FIN No. 48, the Company recorded a $5.9 million increase in the liability for unrecognized tax benefits, which is offset by a net reduction of the deferred tax liability of $4.5 million, resulting in a decrease to the March 31, 2007, retained earnings balance of $1.4 million. The amount of unrecognized tax benefits at March 28, 2008 was $2.7 million, of which $1.2 million would impact the Company’s effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at March 31, 2007	$5,881
Additions for tax positions related to current year	1,619
Additions for tax positions taken in prior years
Reductions for tax positions of prior years	(4,786)
Settlements	—
Lapse of statute of limitations	—

Balance at March 28, 2008	$2,714

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in our Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. The Company had recorded a liability of approximately $0.5 million and $0.6 million for the payment of interest and penalties for the years ended March 30, 2007 and March 28, 2008, respectively. For the year ended March 28, 2008, the Company recognized an increase of approximately $0.1 million in interest and penalty expense.

The Company and its subsidiaries file income tax returns in U.S. federal and state jurisdictions and in various foreign jurisdictions and are currently under audit by the Internal Revenue Service for fiscal years 2005 through 2007. In addition, the statute of limitations is open for U.S. federal and state income tax examinations for the Company’s fiscal year 2005 forward and, with few exceptions, foreign income tax examinations for the calendar year 2004 forward.

Note 4 —	Accounts Receivable

Accounts Receivable, net consisted of the following:

	March 28, 2008	March 30, 2007
	(Dollars in thousands)

Billed, net	$193,337	$227,942
Unbilled	319,975	232,543
Other receivables	—	1,465

Total	$513,312	$461,950

Unbilled receivables at March 28, 2008 and March 30, 2007 include $52.8 million and $38.3 million, respectively, related to costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under an existing contract, and for which formal contracts or contract modifications have not been executed at the end of the respective periods. The balance of unbilled receivables consists of costs and fees billable immediately on contract completion or other specified events, the majority of which is expected to be billed and collected within one year. During the fiscal year, amounts formerly classified as other receivables were reclassified to prepaid expenses and other current assets.

Note 5 —	401(k) Savings Plans

Effective March 1, 2006, the Company established the DynCorp International Savings Plan (the “Plan”). The Plan is a participant-directed defined contribution 401(k) plan for the benefit of employees meeting certain eligibility requirements. The Plan is intended to qualify under Section 401(a) of the U.S. Internal Revenue Code (the “Code”), and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under the Plan, participants may contribute from 1% to 50% of their earnings on a pre-tax basis, limited to certain annual maximums set by the Code. Company matching contributions are also made in an amount equal to 100% of the first 2% of employee contributions and 50% of the next 6%, and are invested in various funds at the discretion of the participant. The Company incurred savings plan expense of approximately $10.7 million, $9.5 million and $8.3 million for the fiscal years ended March 28, 2008, March 30, 2007 and March 31, 2006, respectively.

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Long-Term Debt

Long-term debt consisted of the following:

	March 28, 2008	March 30, 2007
	(Dollars in thousands)

Term loans	$301,130	$338,962
9.5% Senior subordinated notes	292,032	292,032

	593,162	630,994
Less current portion of long-term debt	(3,096)	(37,850)

Total long-term debt	$590,066	$593,144

Future maturities of long-term debt for each of the fiscal years subsequent to March 28, 2008 were as follows:

(Dollars in thousands)

2009	$3,096
2010	3,096
2011	294,938
2012	—
2013	292,032
Thereafter	—

Total long-term debt (including current portion)	$593,162

Senior Secured Credit Facility

Our Senior Secured Credit Facility is comprised of senior secured term loans (“Term Loans”) of up to $345.0 million, and a senior secured revolving credit facility (“Revolving Facility”) of up to $120.0 million. The Term Loans are due in quarterly payments of $0.7 million through April 1, 2010, and $73.4 million thereafter, with final payment due February 11, 2011. Borrowings under the Senior Secured Credit Facility are secured by substantially all the assets of the Company and the capital stock of its subsidiaries. The Senior Secured Credit Facility also provides for a commitment guarantee of a maximum of $60.0 million, as amended, for letters of credit. The Senior Secured Credit Facility requires letter of credit fees up to 2.5%, payable quarterly in arrears on the amount available for drawing under all letters of credit. The fee was 2.0% at March 28, 2008.

Borrowings under our Term Loans bear interest at a rate per annum equal to the London Interbank Offered Rate (“LIBOR”), plus an applicable margin determined by reference to the leverage ratio, as set forth in the debt agreement. The applicable margin for LIBOR as of March 28, 2008 was 2.0%, yielding an effective rate under our Term Loans of 4.6%.

Borrowings under the Revolving Facility bear interest at a rate per annum equal to the Alternate Base Rate (“ABR”) plus an applicable margin determined by reference to the leverage ratio, as set forth in the debt agreement. The applicable margin for ABR as of March 28, 2008 was 1.0%. As of March 28, 2008 and March 30, 2007 we had no outstanding borrowings under our Revolving Facility.

The Company is required, under certain circumstances as defined in the Senior Secured Credit Facility, to use a percentage of excess cash generated from operations to reduce the outstanding principal of the term loans in the following year. Under this provision, we used excess cash flow from fiscal 2007 to make additional principal payments of approximately $34.7 million which was paid in the first quarter of fiscal 2008 and is reflected in current portion of long-term debt as of March 30, 2007. The fiscal 2008 calculation does not result in a payment and therefore will not be a payment in the first quarter of fiscal 2009.

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fiscal year ended March 28, 2008, in order to mitigate interest rate risk related to term loans, the Company entered into interest rate hedge agreements with notional amounts totaling $275 million. The fair value of the interest rate swap agreements was a liability of $11.6 million at March 28, 2008. Unrealized net loss from the changes in fair value of the interest rate swap agreements of $7.2 million, net of tax, for the fiscal year ended March 28, 2008 is included in other comprehensive income (loss). There was no material impact on earnings due to hedge ineffectiveness for the fiscal year ended March 28, 2008.

At March 28, 2008, availability under the revolving credit line for additional borrowings was approximately $96.7 million (which gives effect to approximately $23.3 million of outstanding letters of credit, which reduced the Company’s availability by that amount). The Senior Secured Credit Facility requires an unused line fee equal to 0.5% per annum, payable quarterly in arrears, of the unused portion of the revolving credit facility.

The Senior Secured Credit Facility contains various financial covenants, including minimum levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum interest and fixed charge coverage ratios, and maximum capital expenditures and total leverage ratio. Non-financial covenants restrict the ability of the Company and its subsidiaries to dispose of assets; incur additional indebtedness, prepay other indebtedness or amend certain debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; issue certain equity instruments; make acquisitions; engage in mergers or consolidations or engage in certain transactions with affiliates; and otherwise restrict certain corporate activities. The Company was in compliance with its various financial and non-financial covenants at March 28, 2008.

The carrying amount of the Company’s borrowings under the Senior Secured Credit Facility approximates fair value based on the variable interest rate of this debt.

9.5% Senior Subordinated Notes

In February 2005, the Company completed an offering of $320.0 million in aggregate principal amount of its 9.5% senior subordinated notes due 2013. Proceeds from the original issuance of the senior subordinated notes, net of fees, were $310.0 million and were used to pay the consideration for, and fees and expenses relating to our 2005 formation as an independent company from Computer Science Corporation. Interest on the senior subordinated notes is due semi-annually. The senior subordinated notes are general unsecured obligations of the Company’s subsidiary, DynCorp International LLC, and certain guarantor subsidiaries of DynCorp International LLC.

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

On June 9, 2006, in connection with the Equity Offering, the Company redeemed approximately $28.0 million of the $320.0 million aggregate principal amount of the senior subordinated notes. The Company also paid $0.8 million in accrued interest through the redemption date and a prepayment penalty of $2.7 million and recognized a $0.8 million loss related to the write-off of a portion of the previously capitalized loan cost for the senior subordinated notes.

The fair value of the senior subordinated notes is based on their quoted market value. As of March 28, 2008, the quoted market value of the senior subordinated notes was 104% of stated value.

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Commitments and Contingencies

Commitments

The Company has non-cancelable operating leases for the use of real estate and certain property and equipment. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. While some operating leases have favorable terms, none have purchase options. Certain leases on real estate property are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense was $54.9 million, $50.3 million and $54.2 million for the fiscal years ended March 28, 2008, March 30, 2007 and March 31, 2006, respectively.

Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at March 28, 2008, are as follows (dollars in thousands):

Fiscal Year	Real Estate	Equipment	Services

2009	$14,129	$3,614	$4,623
2010	7,959	796	—
2011	7,436	415	—
2012	7,448	339	—
2013	7,328	162	—
Thereafter	20,941	—	—

	$65,241	$5,326	$4,623

The Company has no significant long-term purchase agreements with service providers.

Contingencies

Litigation — The Company and its subsidiaries and affiliates are involved in various lawsuits and claims that have arisen in the normal course of business. In most cases, the Company has denied, or believes it has a basis to deny any liability. Related to these matters, the Company has recorded a reserve of approximately $19.9 million. While it is not possible to predict with certainty the outcome of litigation and other matters discussed below, it is the opinion of the Company’s management, that liabilities in excess of those recorded, if any, arising from such matters would not have a material adverse effect on the results of operations, consolidated financial condition or liquidity of the Company over the long term.

On May 14, 2008 a jury in the Eastern District of Virginia found against the Company in a discrimination case brought by a former subcontractor, World Wide Network Services (“WWNS”), on two State Department contracts. The Company is currently in the process of appealing this ruling and will continue to work with internal and external counsel in seeking an appropriate resolution.

On April 24, 2007, March 14, 2007, December 29, 2006 and December 4, 2006, four lawsuits were served, seeking unspecified monetary damages against DynCorp International LLC and several of its former affiliates in the U.S. District Court for the Southern District of Florida, concerning the spraying of narcotic plant crops along the Colombian border adjacent to Ecuador. Three of the lawsuits, filed on behalf of the Providences of Esmeraldas, Sucumbíos, and Carchi in Ecuador, allege violations of Ecuadorian law, international law, and the statutes and common law of Florida, including negligence, trespass, and nuisance. The fourth lawsuit, filed on behalf of citizens of the Ecuadorian provinces of Esmeraldas and Sucumbíos, alleges personal injury, various counts of negligence, trespass, battery, assault, intentional infliction of emotional distress, violations of the Alien Tort Claims Act, and various violations of international law. The four lawsuits were consolidated, and based on the Company’s motion granted by the court, the case was subsequently transferred to the U.S. District Court for the District of Columbia. On March 26, 2008, a First Amended Consolidated Complaint was filed that identified 3266 individual plaintiffs. The amended complaint does not demand any specific monetary damages, however a court decision against the

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company could have a material adverse effect on its results of operations and financial condition. The aerial spraying operations were and continue to be managed by the Company under a DoS contract in cooperation with the Colombian government. The DoS contract provides indemnification to the Company against third-party liabilities arising out of the contract, subject to available funding.

On May 29, 2003, Gloria Longest, a former accounting manager for the Company, filed suit against DynCorp International LLC and a subsidiary of Computer Sciences Corporation under the False Claims Act and the Florida Whistleblower Statute, alleging that the defendants submitted false claims to the U.S. government under the International Narcotics & Law Enforcement Affairs contract with the DoS. The action, titled U.S. ex rel. Longest v. DynCorp and DynCorp International LLC, was filed in the U.S. District Court for the Middle District of Florida under seal. The case was unsealed in 2005, and the Company learned of its existence on August 15, 2005 when it was served with the complaint. After conducting an investigation of the allegations made by the plaintiff, the U.S. government did not join the action. The complaint does not demand any specific monetary damages; however, a court ruling against the Company in this lawsuit could have a material adverse effect on its operating performance. On May 30, 2008, the parties reached an agreement in principle to resolve the litigation, subject to negotiation of a settlement agreement and release containing mutually acceptable terms and conditions. The settlement also requires the approval of the U.S. Department of Justice. The Company’s contribution to the settlement is reflected in the Company’s financial statements for the fiscal year ended March 28, 2008 and is not considered by us to be material to our results of operations. On June 6, 2008, the Court entered an order staying the case for sixty days pending finalization of the written settlement agreement.

A lawsuit filed on September 11, 2001, and amended on March 24, 2008, seeking unspecified damages on behalf of twenty-six residents of the Sucumbíos Province in Ecuador, was brought against the Company and several of its former affiliates in the U.S. District Court for the District of Columbia. The action alleges violations of the laws of nations and United States treaties, negligence, emotion distress, nuisance, battery, trespass, strict liability, and medical monitoring arising from the spraying of herbicides near the Ecuador-Colombia border in connection with the performance of the DoS, International Narcotics and Law Enforcement contract for the eradication of narcotic plant crops in Colombia. The terms of the DoS contract provide that the DoS will indemnify DynCorp International LLC against third-party liabilities arising out of the contract, subject to available funding. The Company is also entitled to indemnification by Computer Sciences Corporation in connection with this lawsuit, subject to certain limitations. Additionally, any damage award would have to be apportioned between the other defendants and the Company.

U.S. Government Investigations — We also are occasionally the subject of investigations by various agencies of the U.S. government. Such investigations, whether related to our U.S. government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. government contracting.

On January 30, 2007, the Special Inspector General for Iraq Reconstruction, or SIGIR, issued a report on one of our task orders concerning the Iraqi Police Training Program (the “Training Program”). Among other items, the report raises questions about our work to establish a residential camp in Baghdad to house training personnel. Specifically, the SIGIR report recommends that DoS seek reimbursement from us of $4.2 million paid by the DoS for work that the SIGIR maintains was not contractually authorized. In addition, the SIGIR report recommends that the DoS request the DCAA to review two of our invoices totaling $19.1 million. On June 28, 2007, we received a letter from the DoS contracting officer requesting our repayment of approximately $4.0 million for work performed under this task order, which the letter claims was unauthorized. We responded to the DoS contracting officer in letters dated July 7, 2007 and September 4, 2007, explaining that the work for which we were paid by DoS was appropriately performed and denying DoS’ request for repayment of approximately $4.0 million. By letter dated April 30, 2008, the DoS contracting officer responded to our July 7, 2007 and September 4, 2007 correspondence by taking exception to the explanation set forth in our letters and reasserting the DoS’ request for a refund of

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $4.0 million. On May 8, 2008, we replied to the DoS letter dated April 30, 2008 and provided additional support for our position.

U.S. Government Audits — Our contracts are regularly audited by the DCAA and other government agencies. These agencies review our contract performance, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and our compliance with, our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed. In addition, government contract payments received by us for allowable direct and indirect costs are subject to adjustment after audit by government auditors and repayment to the government if the payments exceed allowable costs as defined in the government contracts.

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

Credit Risk — The primary financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable. Departments and agencies of the U.S. federal government account for all but minor portions of the Company’s customer base, minimizing credit risk. Furthermore, the Company continuously reviews all accounts receivable and records provisions for doubtful accounts as needed.

Risk Management Liabilities and Reserves — The Company is insured for domestic worker’s compensation liabilities and a significant portion of its employee medical costs. However, the Company bears risk for a portion of claims pursuant to the terms of the applicable insurance contracts. The Company accounts for these programs based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. The Company limits its risk by purchasing stop-loss insurance policies for significant claims incurred for both domestic worker’s compensation liabilities and medical costs. The Company’s exposure under the stop-loss policies for domestic worker’s compensation and medical costs is limited based on fixed dollar amounts. For domestic worker’s compensation and employer’s liability under state and federal law, the fixed-dollar amount of stop-loss coverage is $1.0 million per occurrence. For medical costs, the fixed dollar amount of stop-loss coverage is from $0.25 million to $0.75 million per covered participant for the fiscal plan year.

Note 8 —	Valuation and Qualifying Accounts

For the Fiscal Years Ended March 28, 2008, March 30, 2007 and March 31, 2006

		Charged/(Credited)	Deductions
	Beginning	to Costs and	from	End of
	of Period	Expense	Reserve(1)	Period
	(Dollars in thousands)

Allowance for doubtful accounts:
April 2, 2005 — March 31, 2006	$4,500	4,203	(224)	$8,479
April 1, 2006 — March 30, 2007	$8,479	(2,500)	(2,551)	$3,428
March 31, 2007 — March 28, 2008	$3,428	(923)	(2,237)	$268

(1)	Deductions from reserve represent accounts written off, net of recoveries.

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Interest Rate Derivatives

At March 28, 2008, our derivative instruments consisted of three interest rate swap agreements, designated as cash flow hedges, that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

		Fixed	Variable
	Notional	Interest	Interest Rate
Date Entered	Amount	Rate Paid*	Received	Expiration Date

April 2007	$168,620	4.975%	3-month LIBOR	May 2010
April 2007	$31,380	4.975%	3-month LIBOR	May 2010
September 2007	$75,000	4.910%	3-month LIBOR	September 2008

*	plus applicable margin (2% at March 28, 2008)

Gains and losses recorded in Other Comprehensive Income are expected to be reclassified into earnings as the quarterly swap settlements occur. At March 28, 2008, approximately $5.8M of the $11.6M Swap liability is considered a short term liability.

The fair value of the interest rate swap agreements was a liability of $11.6 million at March 28, 2008. Unrealized net loss from the changes in fair value of the interest rate swap agreements of $7.2 million, net of tax, for the fiscal year ended March 28, 2008 is included in other comprehensive income (loss). Net proceeds received on the interest rate swap agreements were not material to the financial statements as of March 28, 2008 and have been included in our cash flows from operating activities. There was no material impact on earnings due to hedge ineffectiveness for the fiscal years ended March 28, 2008 and March 30, 2007.

Note 10 —	Equity-Based Compensation

Class B Equity

The Company’s Class B equity-based compensation is accounted for under SFAS No. 123(R), “Share-Based Payment”. Under this method, the Company recorded equity-based compensation expense of $4.1 million, $2.4 million and $2.4 million for the fiscal years ended March 28, 2008, March 30, 2007 and March 31, 2006, respectively.

During the fiscal years ended March 28, 2008, March 30, 2007 and March 31, 2006, certain members of management and outside directors were granted an ownership interest through a plan that granted Class B interests in DIV Holding LLC, the majority holder of the Company’s stock. DIV Holding LLC conducts no operations and was established for the purpose of holding equity in the Company. At March 28, 2008, March 30, 2007 and March 31, 2006, the aggregate individual grants represented approximately 6.2%, 6.3% and 6.4% of the ownership in DIV Holding LLC, respectively. On a fully vested basis, these ownership percentages represent an approximate aggregate ownership in the Company of 3.5%. The Class B interests are subject to either four-year or five-year graded vesting schedules with an unvested interest reverting to the holders of Class A interests in the event they are forfeited or repurchased. Class B interests are granted with no exercise price or expiration date. Pursuant to the terms of the operating agreement governing DIV Holding LLC, the holders of Class B interest are entitled to receive their respective ownership proportional interest of all distributions made by DIV Holding LLC provided the holders of the Class A interests have received an 8% per annum internal rate of return on their invested capital. Additionally, DIV Holding’s operating agreement limits Class B interests to 7.5% in the aggregate.

Pursuant to the terms of the operating agreement governing DIV Holding LLC, if the Company’s shares are publicly traded on or after February 11, 2010, Class B interests may be redeemed at the end of any fiscal quarter for the Company’s stock or cash at the discretion of Veritas Capital on thirty days written notice upon the later of June 30, 2010 or the date said Class B member is no longer subject to reduction. Class B members remain subject to

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduction until the earlier of such Class B member’s fourth or fifth employment/directorship anniversary, depending upon the terms of such member’s employment agreement, date of termination, or change in control of the Company.

The grant date fair value of the interest at March 28, 2008 was $13.2 million. The Company performed a fair value analysis of the Class B interests granted prior to the initial public offering. The Company used the discounted cash flow technique to arrive at a fair value of the interest of $7.6 million at March 31, 2006. The Company uses a market value model that includes the following variables: the Company’s stock price, outstanding common shares, DIV Holding LLC ownership percentage, remaining preference to Class A holders, and a discount for lack of marketability. The discount for lack of marketability for each grant was estimated on the date of grant using the Black-Scholes-Merton put-call parity relationship computation with the following weighted average assumptions for periods as indicated below:

	March 28,	March 30,	March 31,
	2008	2007	2006

Risk-free interest rate	4.10%	4.75%	4.00%
Expected volatility	47%	45%	40%
Expected lives (for Black-Scholes model input)	2.4 years	4.5 years	5.0 years
Annual rate of quarterly dividends	0%	0%	0%

Since these Class B interests are redeemed through currently outstanding stock of the Company held by DIV Holding LLC or cash, no potential dilutive effect exists in relation to these interests. DIV Holding LLC held 32 million shares of the Company’s 57 million outstanding shares of stock at March 28, 2008. Class B activity for fiscal years ended March 28, 2008, March 30, 2007 and March 31, 2006 is summarized in the table below (dollars in thousands):

	% Interest	Grant Date
	in DIV Holding	Fair Value

Fiscal Year 2006 Grants	6.44%	$7,641
Fiscal Year 2006 Forfeitures	(0.04)%	(53)

Balance March 31, 2006	6.40%	7,588
Fiscal Year 2007 Grants	3.26%	9,703
Fiscal Year 2007 Forfeitures	(3.32)%	(4,007)

Balance March 30, 2007	6.34%	$13,284
Fiscal Year 2008 Grants	0.02%	109
Fiscal Year 2008 Forfeitures	(0.12)%	(145)

Balance March 28, 2008	6.24%	$13,248

March 31, 2006 Vested	1.17%	$1,383
Fiscal Year 2007 Vesting	0.88%	1,414

March 30, 2007 Vested	2.05%	$2,797
Fiscal Year 2008 Vesting	0.77%	1,844

March 28, 2008 Vested	2.82%	$4,641

March 31, 2006 Nonvested	5.23%	$6,205
March 30, 2007 Nonvested	4.30%	$10,486
March 28, 2008 Nonvested	3.42%	$8,607

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assuming each grant of Class B equity outstanding as of March 28, 2008 fully vests, the Company will recognize additional non-cash compensation expense as follows (in thousands):

Fiscal year ended April 3, 2009	$2,421
Fiscal year ended April 2, 2010	1,291
Fiscal year ended April 1, 2011 and thereafter	672

Total	$4,384

2007 Omnibus Equity Incentive Plan

In August 2007, the Company’s shareholders approved the adoption of the Company’s 2007 Omnibus Equity Incentive Plan (“2007 Plan”). Under the 2007 Plan, there are 2,250,000 of the Company’s authorized shares of Class A common stock reserved for issuance. The 2007 Plan provides for the grant of stock options, stock appreciation rights, restricted stock and other share-based awards and provides that the Compensation Committee, which administers the 2007 Plan, may also make awards of performance shares, performance units or performance cash incentives subject to the satisfaction of specified performance criteria to be established by the Compensation Committee prior to the applicable grant date. Employees of the Company or its subsidiaries and non-employee members of the Board are eligible to be selected to participate in the 2007 Plan at the discretion of the Compensation Committee.

In December 2007, the Compensation Committee approved the grant of Restricted Stock Units (“RSUs”) to certain key employees (“Participants”) of the Company. The grants were made pursuant to the terms and conditions of the 2007 Plan and are subject to award agreements between the Company and each Participant. Participants vest in RSUs ratably over the corresponding service term, generally one to three years. The RSUs have assigned value equivalent to the Company’s common stock and may be settled in cash or shares of the Company’s common stock at the discretion of the Compensation Committee. The estimated fair value of the RSUs was approximately $3.2 million, net of estimated forfeitures, based on the closing market price of the Company’s stock on the grant date.

A summary of RSU activity during fiscal 2008 under the 2007 Plan is as follows:

	Outstanding	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value

Outstanding, March 30, 2007	—	$—
Units granted	161,550	21.48
Units cancelled	(1,950)	21.19
Units vested	—	—

Outstanding, March 28, 2008	159,600	$21.49

In accordance with SFAS No. 123(R) and Company policy, the Company recognizes compensation expense related to the RSUs on a graded vesting schedule over the requisite service period, net of estimated forfeitures.

The RSUs have been determined to be liability awards; therefore, the fair value of the RSUs will be remeasured at each financial reporting date as long as they remain liability awards. The estimated fair value of the RSUs was approximately $2.3 million, net of estimated forfeitures, based on the closing market price of the Company’s stock on March 28, 2008. Compensation expense related to RSUs was approximately $0.5 million for the fiscal year ended March 28, 2008. No RSUs have vested as of March 28, 2008.

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assuming the RSUs outstanding, net of estimated forfeiture, as of March 28, 2008 fully vest, the Company will recognize the related compensation expense as follows based on the value of these liability awards as of March 28, 2008 (in thousands):

Fiscal year ended April 3, 2009	$1,313
Fiscal year ended April 2, 2010	299
Fiscal year ended April 1, 2011 and thereafter	222

Total	$1,834

Note 11 —	Composition of Certain Financial Statement Captions

The following tables present financial information of certain consolidated balance sheet captions (dollars in thousands).

Prepaid expense and other current assets — Prepaid expense and other current assets were:

	March 28,	March 30,
	2008	2007

Prepaid expenses	$43,205	$38,182
Inventories	8,463	9,836
Work-in-process	45,245	21,469
Minority interest	3,306	—
Other current assets	8,808	—

	$109,027	$69,487

Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets. For the fiscal year ended March 28, 2008, the minority interest resulted in a net debit balance due to the net loss in GLS. McNeil Technologies, our 49% joint venture partner, has guaranteed to fund their portion of the losses; therefore, the minority interest in the GLS loss resulted in an increase to net income.

Property and equipment, net — Property and equipment, net were:

	March 28,	March 30,
	2008	2007

Computers and other equipment	$11,813	$7,960
Leasehold improvements	4,649	4,437
Office furniture and fixtures	5,272	3,331

Gross property and equipment	21,734	15,728
Less accumulated depreciation	(6,292)	(3,082)

Property and equipment, net	$15,442	$12,646

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other assets, net — Other assets, net were:

	March 28,	March 30,
	2008	2007

Deferred financing costs, net	$11,350	$14,365
Deferred offering costs	24	126
Investment in affiliates	6,287	2,195
Other	427	268

	$18,088	$16,954

Deferred financing cost is amortized through interest expense. Amortization related to deferred financing costs was $3.0 million, $2.8 million and $2.9 million for the fiscal years ended March 28, 2008, March 30, 2007 and March 31, 2006, respectively.

Accrued payroll and employee costs — Accrued payroll and employee costs were:

	March 28,	March 30,
	2008	2007

Wages, compensation and other benefits	$57,940	$64,410
Accrued vacation	24,760	22,290
Accrued contributions to employee benefit plans	2,486	2,229

	$85,186	$88,929

Other accrued liabilities — Accrued liabilities were:

	March 28,	March 30,
	2008	2007

Deferred revenue	$53,083	$53,749
Insurance expense	36,260	43,870
Interest expense	9,885	10,398
Contract losses	134	1,297
Legal matters	19,851	2,443
Short-term swap liability	5,783	—
Other	4,244	4,551

	$129,240	$116,308

Deferred revenue is primarily due to payments in excess of services provided for certain contracts in addition to payments received for services that must be deferred for accounting purposes.

Note 12 —	Segment and Geographic Information

The Company’s operations are aligned into two divisions, each of which constitutes a reporting segment: GS and MTSS. GS primarily provides outsourced technical services to government agencies, and commercial customers worldwide. MTSS primarily offers aviation services, including maintenance and modifications, training, aftermarket logistics support, avionics upgrades, field installations, and aircraft operations and training. Both reporting segments provide services domestically and in foreign countries under contracts with the U.S. government and some foreign customers. The segments also operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Each reporting segment provides different services and involves different strategies and risks. Each reporting segment has a President, who reports directly to the Company’s Chief Executive Officer. For decision-making purposes, the Company’s Chief Executive Officer and other members of senior executive management use financial information generated and reported at the reporting segment level. The Company evaluates segment performance and allocates resources based on factors such as each segment’s operating income, working capital requirements and backlog to name a few. The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies.

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the consolidated financial statements (dollars in thousands).

	Fiscal Year Ended(2)
	March 28,	March 30,	March 31,
	2008	2007	2006

Revenue
Government Services	$1,404,985	$1,378,889	$1,281,383
Maintenance and Technical Support Services	734,776	703,385	685,610

Total reportable segments	$2,139,761	$2,082,274	$1,966,993

Operating Income
Government Services	$95,946	$99,463	$94,957
Maintenance and Technical Support Services	24,057	14,022	6,280

	$120,003	$113,485	$101,237

Depreciation and amortization
Government Services	$31,594	$32,290	$33,618
Maintenance and Technical Support Services	11,898	12,961	13,402

Total reportable segments	$43,492	$45,251	$47,020

Assets
Government Services	$933,319	$940,582	$878,873
Maintenance and Technical Support Services	342,362	287,706	315,796

Total reportable segments	1,275,681	1,228,288	1,194,669
Corporate activities(1)	127,028	134,613	44,420

	$1,402,709	$1,362,901	$1,239,089

(1)	Assets primarily include cash, deferred income taxes, and deferred debt issuance cost.

(2)	During our fiscal 2008 first quarter, certain contracts were reclassified between our two segments. For comparability, we have recasted revenue and operating income related to these contracts.

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information — Revenue by geography is determined based on the location of services provided.

	Fiscal Year Ended
	March 28,		March 30,		March 31,
	2008		2007		2006

United States	$718,787	34%	$668,875	32%	$703,117	36%
Middle East	1,120,910	52%	955,811	46%	952,496	48%
Other Americas	194,767	9%	220,176	11%	194,429	10%
Europe	46,242	2%	59,780	3%	41,410	2%
Other	59,055	3%	177,632	8%	75,541	4%

Total	$2,139,761	100%	$2,082,274	100%	$1,966,993	100%

Revenue from the U.S. government accounted for approximately 95%, 97% and 97% of total revenue in fiscal years 2008, 2007 and 2006, respectively. At March 28, 2008, March, 30, 2007 and March 31, 2006 accounts receivable due from the U.S. government represented 98%, 98% and 97% of total accounts receivable, respectively.

Beginning April 1, 2008, we will convert from two reporting segments (currently GS and MTSS) to three reporting segments: International Security Services (“ISS”), Logistics and Construction Management (“LCM”) and Maintenance and Technical Support Services (“MTSS”). Please refer to Note 16 for detailed information.

Note 13 —	Quarterly Financial Data (Unaudited)

In the opinion of the Company, the following unaudited quarterly information includes all adjustments, consisting of normal recurring adjustments, necessary to fairly present the Company’s consolidated results of operations for such periods (amounts in thousands, except per share data):

	Fiscal Year 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$548,673	$495,109	$523,071	$572,908
Operating Income	$32,202	$33,947	$30,825	$23,029
Net income	$12,258	$13,953	$11,960	$9,784

	Fiscal Year 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$537,684	$474,721	$517,539	$552,330
Operating Income	$28,808	$9,524	$32,254	$42,899
Net income (loss)	$(617)	$(2,880)	$11,594	$18,926

Note 14 —	Related Parties

Management Fee

The Company pays Veritas Capital an annual management fee of $0.3 million plus expenses to provide the Company with general business management, financial, strategic and consulting services. The Company recorded $0.5 million, $0.7 million and $0.3 million in fees for the fiscal years ended March 28, 2008, March 30, 2007 and March 31, 2006, respectively.

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Joint Ventures

The Company is a partner in the joint venture GLS with McNeil Technologies. The Parent’s controlling shareholder is the majority owner of McNeil Technologies. The minority interest related to this joint venture is disclosed on the face of the consolidated statement of income. The balance sheet amount is included in the prepaid expenses and other current assets line item and is further disclosed in Note 11. As of March 28, 2008, GLS owes McNeil $2.5 million for amounts billed to GLS by McNeil for normal operating activity.

Amounts due from our other unconsolidated joint ventures totaled $2.1 million and $0.3 million as of March 28, 2008 and March 30, 2007 respectively.

Note 15 —	Consolidating Financial Statements of Subsidiary Guarantors

As of March 28, 2008, the Company had outstanding $292.0 million aggregate principal amount of 9.5% senior subordinated notes due 2013. These senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by the following subsidiaries of the Company: DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, Dyn Marine Services LLC, DynCorp International of Nigeria LLC, Dyn Marine Services of Virginia LLC, Services International LLC and Worldwide Humanitarian Services LLC.

The following supplemental consolidating financial statements present:

1. Consolidating balance sheets as of March 28, 2008 and March 30, 2007 and the related consolidating statements of operations, statements of cash flows for the fiscal years ended March 28, 2008, March 30, 2007 and March 31, 2006.

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

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DynCorp International LLC and Subsidiaries

Condensed Consolidating Balance Sheet Information
March 28, 2008

		Subsidiary	Subsidiary
	Parent	Guarantor	Non-Guarantors	Eliminations	Consolidated
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$79,484	$3,835	$2,060	$—	$85,379
Restricted cash	—	11,308	—	—	11,308
Accounts receivable, net	481,810	30,804	698	—	513,312
Prepaid expenses and other current assets	85,822	40,503	43	—	126,368

Total current assets	647,116	86,450	2,801	—	736,367
Property and equipment, net	11,087	4,049	306	—	15,442
Goodwill	398,559	21,621	—	—	420,180
Tradename	18,318	—	—	—	18,318
Other intangibles, net	162,261	13,885			176,146
Investment in subsidiaries	39,880	739	—	(40,619)	—
Other assets, net	36,236	20	—	—	36,256
Intercompany receivables	—	—	59,466	(59,466)	—

Total assets	$1,313,457	$126,764	$62,573	$(100,085)	$1,402,709

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$3,096	$—	$—	$—	$3,096
Accounts payable	132,146	16,533	108		148,787
Accrued payroll and employee costs	43,102	13,612	28,472	—	85,186
Other accrued liabilities	64,538	40,028	24,674	—	129,240
Income taxes payable	5,485	2,789	(29)		8,245

Total current liabilities	248,367	72,962	53,225	—	374,554
Long-term debt, less current portion	590,066	—	—	—	509,066
Other long-term liabilities	9,510	4,282	12	—	13,804
Intercompany payables	41,229	18,034	203	(59,466)	—
Member’s equity	424,285	31,486	9,133	(40,619)	424,285

Total liabilities and member’s equity	$1,313,457	$126,764	$62,573	$(100,085)	$1,402,709

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DynCorp International LLC and Subsidiaries

Condensed Consolidating Balance Sheet Information
March 30, 2007

		Subsidiary	Subsidiary
	Parent	Guarantor	Non-Guarantors	Eliminations	Consolidated
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$95,458	$5,212	$1,785	$—	$102,455
Restricted cash	—	20,224	—	—	20,224
Accounts receivable, net	425,847	35,979	124	—	461,950
Prepaid expenses and other current assets	55,404	26,883	64	—	82,351

Total current assets	576,709	88,298	1,973	—	666,980
Property and equipment, net	8,592	3,496	558	—	12,646
Goodwill	398,559	21,621	—	—	420,180
Tradename	18,318	—	—	—	18,318
Other intangibles, net	200,479	13,885			214,364
Investment in subsidiaries	30,410	529	—	(30,939)	—
Other assets, net	29,863	550	—	—	30,413
Intercompany receivables	—	—	56,326	(56,326)	—

Total assets	$1,262,930	$128,379	$58,857	$(87,265)	$1,362,901

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$37,850	$—	$—	$—	$37,850
Accounts payable	118,806	8,466	10		127,282
Accrued payroll and employee costs	53,971	9,072	25,886	—	88,929
Other accrued liabilities	39,873	47,755	28,680	—	116,308
Income taxes payable	11,997	1,571	114		13,682

Total current liabilities	262,497	66,864	54,690	—	384,051
Long-term debt, less current portion	593,144	—	—	—	593,144
Other long-term liabilities	2,412	3,620	—	—	6,032
Intercompany payables	25,203	31,123	—	(56,326)	—
Member’s equity	379,674	26,772	4,167	(30,939)	379,674

Total liabilities and member’s equity	$1,262,930	$128,379	$58,857	$(87,265)	$1,362,901

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DynCorp International LLC and Subsidiaries

Condensed Consolidating Statement of Operations Information
For the Fiscal Year Ended March 28, 2008

		Subsidiary	Subsidiary
	Parent	Guarantor	Non-Guarantors	Eliminations	Consolidated
	(Dollars in thousands)

Revenue	$1,878,060	$261,701	$331,030	$(331,030)	$2,139,761
Cost of services	(1,622,541)	(242,736)	(325,419)	331,030	(1,859,666)
Selling, general and administrative expenses	(106,741)	(11,158)	(20)	—	(117,919)
Depreciation and amortization expense	(41,834)	—	(339)	—	(42,173)

Operating income	106,944	7,807	5,252	—	120,003
Interest expense	(55,374)	—	—	—	(55,374)
Earnings from affiliates	4,758	—	—	—	4,758
Loss on early extinguishment of debt	—	—	—	—
Equity in income of subsidiaries	9,680	211	—	(9,891)	—
Interest income	2,992	70			3,062
Other, net	485	(289)	3	—	199

Income before income taxes	69,485	7,799	5,255	(9,891)	72,648
Provision for income taxes	(24,836)	(2,872)	(291)	—	(27,999)
Minority interest	3,306	—	—	—	3,306

Net income	$47,955	$4,927	$4,964	$(9,891)	$47,955

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DynCorp International LLC and Subsidiaries

Condensed Consolidating Statement of Operations Information
For the Fiscal Year Ended March 30, 2007

		Subsidiary	Subsidiary
	Parent	Guarantor	Non-Guarantors	Eliminations	Consolidated
	(Dollars in thousands)

Revenue	$1,843,917	$238,357	$299,285	$(299,285)	$2,082,274
Cost of services	(1,610,396)	(211,673)	(294,923)	299,285	(1,817,707)
Selling, general and administrative expenses	(98,727)	(8,866)	(88)	—	(107,681)
Depreciation and amortization expense	(43,324)	—	(77)	—	(43,401)

Operating income	91,470	17,818	4,197	—	113,485
Interest expense	(58,412)	—	—	—	(58,412)
Net earnings from affiliates	2,913	—	—	—	2,913
Loss on early extinguishment of debt	(3,484)	—	—	—	(3,484)
Equity in income of subsidiaries	20,758	313	—	(21,071)	—
Interest income	1,741	47	1		1,789

Income before income taxes	54,986	18,178	4,198	(21,071)	56,291
Provision for income taxes	(19,244)	(1,111)	(194)	—	(20,549)

Net income	$35,742	$17,067	$4,004	$(21,071)	$35,742

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DynCorp International LLC and Subsidiaries

Condensed Consolidating Statement of Operations Information
For the Fiscal Year Ended March 31, 2006

		Subsidiary	Subsidiary
	Parent	Guarantor	Non-Guarantors	Eliminations	Consolidated
	(Dollars in thousands)

Revenue	$1,731,796	$235,197	$205,428	$(205,428)	$1,966,993
Cost of services	(1,500,303)	(222,196)	(205,018)	205,428	(1,722,089)
Selling, general and administrative expenses	(91,522)	(5,997)	(1)	—	(97,520)
Depreciation and amortization expense	(46,061)	—	(86)	—	(46,147)

Operating income	93,910	7,004	323	—	101,237
Interest (expense) income	(56,703)	16	1	—	(56,686)
Equity in income of subsidiaries	6,764	210	—	(6,974)	—
Interest income	461	—	—	—	461

Income before income taxes	44,432	7,230	324	(6,974)	45,012
Provision for income taxes	(16,047)	(459)	(121)	—	(16,627)

Net income	$28,385	$6,771	$203	$(6,974)	$28,385

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DynCorp International LLC and Subsidiaries

Condensed Consolidating Statement of Cash Flow Information
For the Fiscal Year Ended March 28, 2008

		Subsidiary	Subsidiary
	Parent	Guarantor	Non-Guarantors	Eliminations	Consolidated
	(Dollars in thousands)

Net cash provided by operating activities	$27,437	$11,712	$3,212	$—	$42,361

Cash flows from investing activities:
Purchase of property and equipment	(7,738)	—	—	—	(7,738)
Other investing cash flows	(3,568)	—	—	—	(3,568)

Net cash used in investing activities	(11,306)	—	—	—	(11,306)
Cash flows from financing activities:
Net transfers from (to) Parent	16,026	(13,089)	(2,937)	—	—
Payments on long term debt	(37,832)	—	—	—	(37,832)
Other financing activities	(10,299)	—	—	—	(10,299)

Net cash used in financing activities	(32,105)	(13,089)	(2,937)	—	(48,131)
Net decrease in cash and cash equivalents	(15,974)	(1,377)	275	—	(17,076)
Cash and cash equivalents, beginning of period	95,458	5,212	1,785	—	102,455

	$79,484	$3,835	$2,060	$—	$85,379

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DynCorp International LLC and Subsidiaries

Condensed Consolidating Statement of Cash Flow Information
For the Fiscal Year Ended March 30, 2007

		Subsidiary	Subsidiary
	Parent	Guarantor	Non-Guarantors	Eliminations	Consolidated
	(Dollars in thousands)

Net cash provided by operating activities	$52,552	$7,188	$33,793	$—	$93,533

Cash flows from investing activities:
Purchase of property and equipment	(5,908)	(916)	(213)	—	(7,037)
Other investing cash flows	(558)	—	—	—	(558)

Net cash used in investing activities	(6,466)	(916)	(213)	—	(7,595)
Cash flows from financing activities:
Net transfers from (to) Parent	45,861	(11,809)	(34,052)	—	—
Net transfers from Successor Parent	17,943	—	—	—	17,943
Payments on credit facility	(30,556)	—	—	—	(30,556)
Other financing activities	8,557	—	—	—	8,557

Net cash used in financing activities	41,805	(11,809)	(34,052)	—	(4,056)
Net increase in cash and cash equivalents	87,891	(5,537)	(472)	—	81,882
Cash and cash equivalents, beginning of period	7,567	10,749	2,257	—	20,573

	$95,458	$5,212	$1,785	$—	$102,455

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DynCorp International LLC and Subsidiaries

Condensed Consolidating Statement of Cash Flow Information
For the Period Ended March 31, 2006

		Subsidiary	Subsidiary
	Parent	Guarantor	Non-Guarantors	Eliminations	Consolidated
	(Dollars in thousands)

Net cash provided by operating activities	$18,189	$22,304	$14,618	—	$55,111

Cash flows from investing activities:
Purchase of property and equipment	(1,711)	(483)	(77)	—	(2,271)
Other investing cash flows	(3,960)	—	—	—	(3,960)

Net cash used in investing activities	(5,671)	(483)	(77)	—	(6,231)
Cash flows from financing activities:
Net transfers from (to) Parent	26,299	(12,495)	(13,804)	—	—
Payments on credit facility	(35,000)	—	—	—	(35,000)
Other financing activities	(6,781)	—	—	—	(6,781)

Net cash used in financing activities	(15,482)	(12,495)	(13,804)	—	(41,781)
Net increase in cash and cash equivalents	(2,964)	9,326	737	—	7,099
Cash and cash equivalents, beginning of period	10,531	1,423	1,520	—	13,474

Cash and cash equivalents, end of period	$7,567	$10,749	$2,257	$—	$20,573

Note 16 —	Subsequent Events (Unaudited)

Reporting Segment change

As announced on April 1, 2008, we will change from reporting financial results on two segments — GS and MTSS — to reporting three segments, beginning with our first fiscal 2009 quarter. This will be accomplished by splitting GS into two distinct reporting segments.

The three segments are as follows:

International Security Services (“ISS”) segment, which will consist of the Law Enforcement and Security (“LES”) business unit, the Specialty Aviation and Counter Drug (“SACD”) business unit, and Global Linguist Solutions (“GLS”).

Logistics and Construction Management (“LCM”) segment, and it will be comprised of what are now the Contingency and Logistics Operations (“CLO”) business unit and the Operations, Maintenance, and Construction Management (“OMCM”) business unit. This segment will also be responsible for winning and performing new work on our LOGCAP IV contract.

Maintenance and Technical Support Services (“MTSS”) segment, will add DynMarine Services, which was previously reported under GS.

As supplementary information to better illustrate the impact of the segment change, the following table has been included. The below table illustrates the new reportable segments for revenue reconciled to the amounts reported in the consolidated financial statements.

	Fiscal Year Ended
	March 28,	March 30,	March 31,
	2008	2007	2006
	(Dollars in thousands)

Revenue
International Security Services	$1,097,083	$1,086,481	$1,039,650
Logistics and Construction Management	285,317	266,050	218,711
Maintenance and Technical Support Services	757,361	729,743	708,632

Total reportable segments	$2,139,761	$2,082,274	$1,966,993

Other Events

In April 2008, after extended protest and review, the U.S. Army Sustainment Command selected DynCorp International, along with KBR Inc. and Flour Corporation as the providers of logistics support to the U.S. Army under the LOGCAP IV contract. The LOGCAP IV contract is potentially valued at $50 billion with a term of up to 10 years and a maximum potential annual value to DynCorp International of $5 billion in gross revenue per year. Under this contract, the Company will compete with two other providers in supporting U.S. forces worldwide with immediate focus on those deployed in the Middle East.

LOGCAP IV is the Army component of the Department of Defense’s efforts to award contracts with U.S. companies for a broad range of logistics and support to U.S. and allied forces during combat, peacekeeping, humanitarian, and training operations. These services include facilities, supplies, maintenance, and transportation. The LOGCAP objective is to use civilian contractors to perform selected services in a theater of operations to augment Army forces and release military units for other missions or to fill shortfalls.

On May 13, 2008, we filed a Form 8-K announcing the appointment of William L. Ballhaus as President and Chief Executive Officer, effective May 19, 2008. He succeeds Herb Lanese, who will retire from his chief executive duties but will continue to serve on the Company’s board of directors. The Company estimates the related severance and other termination costs for Mr. Lanese will be approximately $4.3 million.

* * * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), allowing timely decisions regarding required disclosure. As of the last fiscal quarter covered by this report, based on an evaluation carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act of 1934), the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Our management, under the supervision and with the participation of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

Under the supervision and with the participation of our CEO and CFO, our management conducted an assessment of the effectiveness of our internal controls and procedures over financial reporting as of March 28, 2008, based on the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that as of March 28, 2008, our internal controls and procedures over financial reporting were effective based on those criteria.

Deloitte & Touche LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this Annual Report, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is included below.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of DynCorp International LLC
Falls Church, Virginia

We have audited the internal control over financial reporting of DynCorp International LLC and subsidiaries (the “Company”) as of March 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 28, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 28, 2008, and our report dated June 10, 2008, expressed an unqualified opinion on such consolidated financial statements and included an explanatory paragraph regarding the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 on March 31, 2007.

/s/ Deloitte & Touche LLP
Fort Worth, Texas
June 10, 2008

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Item 10 is not presented herein as the Company meets the conditions set forth in General Instruction (I)(1)(a) and (b).

ITEM 11.	EXECUTIVE COMPENSATION.

Item 11 is not presented herein as the Company meets the conditions set forth in General Instruction (I)(1)(a) and (b).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Item 12 is not presented herein as the Company meets the conditions set forth in General Instruction (I)(1)(a) and (b).

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Item 13 is not presented herein as the Company meets the conditions set forth in General Instruction (I)(1)(a) and (b).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table represents aggregate fees billed for services rendered by Deloitte & Touch LLP, our independent registered public accounting firm, for the fiscal years ended March 28, 2008 and March 30, 2007.

Deloitte & Touche LLP Fees	2008	2007

Audit Fees(1)	$2,499,111	$1,686,514
Audit-Related Fees(2)	$88,600	$0
Tax Fees(3)	$16,926	$50,000
All Other Fees	$0	$0

(1)	Audit fees principally include fees for services related to the annual audit of the consolidated financial statements, SEC registration statements and other filings and consultation on accounting matters, including the review of internal controls over financial reporting in preparation for implementation of Section 404 of the Sarbanes-Oxley Act.

(2)	Audit-related fees principally include those for services related to employee benefit plans and acquisitions and divestitures.

(3)	Tax fees principally include domestic tax advisory services related to state and local taxes.

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

From time to time, the audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-

approval would be detailed as to the particular service or type of services to be provided and would be also generally subject to a maximum dollar amount.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial statements:  The following consolidated financial statements and schedules of DynCorp International LLC are included in this report:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Statements of Operations for the fiscal years ended March 28, 2008, March 30, 2007 and March 31, 2006.

•	Consolidated Balance Sheets as of March 28, 2008 and March 30, 2007.

•	Consolidated Statement of Cash Flows for the fiscal years ended March 28, 2008, March 30, 2007 and March 31, 2006.

•	Consolidated Statements of Members’ Equity for the fiscal years ended March 28, 2008, March 30, 2007 and March 31, 2006.

•	Notes to Consolidated Financial Statements.

(b) Financial Statement Schedules:  None

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

DYNCORP INTERNATIONAL LLC

/s/  William L. Ballhaus

Name:	William L. Ballhaus
Title:	President and Chief Executive Officer

Date: June 10, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities below on the dates indicated.

Signature	Title	Date

/s/ William L. Ballhaus William L. Ballhaus	President and Chief Executive Officer (principal executive officer)	June 10, 2008

/s/ Michael J. Thorne Michael J. Thorne	Senior Vice President, Chief Financial Officer (principal financial and principal accounting officer)	June 10, 2008

/s/ Robert B. McKeon Robert B. McKeon	Sole Manager	June 10, 2008

EXHIBIT INDEX

Exhibit
Number	Description

1.1	Purchase Agreement, dated as of December 12, 2004, by and among Computer Sciences Corporation, Predecessor DynCorp, Veritas and DI Acquisition	(A)
1.2	First Amendment to Purchase Agreement, dated as of February 11, 2005, by and between Computer Sciences Corporation, Predecessor DynCorp, Veritas and DI Acquisition	(A)
3.1	Certificate of Formation of DynCorp International LLC	(A)
3.2	Amended and Restated Operating Agreement of DynCorp International LLC	(A)
3.3	Certificate of Incorporation of DIV Capital Corporation	(A)
3.4	Bylaws of DIV Capital Corporation	(A)
3.5	Amended and Restated Bylaws of DynCorp International Inc.	(A)
3.6	Certificate of Formation of DIV Holding LLC	(A)
3.7	Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(A)
3.8	Amendment No. 1 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(B)
3.9	Amendment No. 2 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(C)
3.10	Amendment No. 3 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(G)
3.11	Amendment No. 4 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(H)
3.12	Amendment No. 5 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(I)
3.13	Amendment No. 6 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(J)
3.14	Certificate of Formation of DTS Aviation Services LLC	(A)
3.15	Limited Liability Company Operating Agreement of DTS Aviation Services LLC	(A)
3.16	Certificate of Formation of DynCorp Aerospace Operations LLC	(A)
3.17	Limited Liability Company Agreement of DynCorp Aerospace Operations LLC	(A)
3.18	Articles of Organization of DynCorp International Services LLC	(A)
3.19	Limited Liability Company Agreement of DynCorp International Services LLC	(A)
3.20	Articles of Organization — Conversion of Dyn Marine Services LLC	(A)
3.21	Limited Liability Company Agreement of Dyn Marine Services LLC	(A)
3.22	Articles of Organization Dyn Marine Services of Virginia LLC	(A)
3.23	Limited Liability Company Agreement of Dyn Marine Services of Virginia LLC	(A)
3.24	Certificate of Formation of Services International LLC	(A)
3.25	Limited Liability Company Agreement of Services International LLC	(A)
3.26	Certificate of Formation of Worldwide Humanitarian Services LLC	(A)
3.27	Amended and Restated Limited Liability Company Agreement of Worldwide Humanitarian Services LLC	(A)
3.28	Certificate of Formation of Worldwide Recruiting and Staffing Services LLC	(L)
3.29	Second Amended and Restated Limited Liability Company Agreement of Worldwide Recruiting and Staffing Services LLC	(L)
4.1	Indenture dated February 11, 2005 by and among DynCorp International Inc., DIV Capital Corporation, the Guarantors and The Bank of New York, as Trustee	(A)
4.2	Supplemental Indenture dated May 6, 2005 among DynCorp International of Nigeria LLC, DynCorp International LLC, DIV Capital Corporation, the Guarantors and The Bank of New York, as Trustee	(A)

Exhibit
Number		Description

4.3		Guarantee (included in Exhibit 4.1)	(A)
4.4		Form of 9.500% Senior Subordinated Notes due 2013 (included in Exhibit 4.1)	(A)
4.5		Exchange and Registration Rights Agreement, dated February 11, 2005, among DynCorp International LLC, DIV Capital Corporation, the Guarantors and the Initial Purchasers	(A)
10.1		Securities Purchase Agreement, dated as of February 1, 2005 among DynCorp International LLC and DIV Capital Corporation, and Goldman, Sachs & Co. and Bear, Stearns & Co. Inc., as Initial Purchasers	(A)
10.2		Credit and Guaranty Agreement, dated as of February 11, 2005, by and among Finance, DI Acquisition and the other Guarantors party thereto, various Lenders party thereto, Goldman Sachs Credit Partners L.P., Bear Stearns Corporate Lending Inc., Bear, Stearns & Co. Inc. and Bank of America, N.A.	(A)
10.3		Pledge and Security Agreement, dated as of February 11, 2005, among VCDI, DI Acquisition Corp., DynCorp International LLC, DIV Capital Corporation, DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, Dyn Marine Services LLC, Dyn Marine Services of Virginia LLC, Services International LLC, Worldwide Humanitarian Services LLC, Guarantors and Goldman Sachs Credit Partners L.P., as Collateral Agent	(A)
10.4		Revolving Loan Note, issued by DynCorp International LLC under the SPA, dated February 1, 2005	(A)
10.5		Settlement and Amendment Agreement, dated October 27, 2005, by and among Computer Sciences Corporation, DynCorp, CSC Applied Technology, LLC, The Veritas Capital Fund II, L.P., DynCorp International Inc., and DynCorp International LLC.	(D)
10.6		First Amendment and Waiver, dated January 9, 2006, among DynCorp International LLC, DynCorp International Inc., and certain subsidiaries of the Company, the lenders party thereto, Goldman Sachs Credit Partners L.P. and Bank of America, N.A.	(E)
10	.7+	Employment Agreement effective as of April 12, 2006 between DynCorp International LLC and Michael J. Thorne.	(F)
10	.8+	Employment Agreement effective as of April 12, 2006 between DynCorp International LLC and Natale S. DiGesualdo.	(F)
10	.9+	Employment Agreement effective as of May 19, 2008 between DynCorp International LLC and William L. Ballhaus.	(M)
10	.10+	Employment Agreement effective as of April 12, 2006 between DynCorp International LLC and Robert B. Rosenkranz	(L)
10	.11+	Employment Agreement effective as of July 17, 2006 between DynCorp International LLC and Herbert J. Lanese	(H)
10.12		Consulting Agreement effective as of September 1, 2006 between DynCorp International LLC and General Anthony C. Zinni	(N)
10	.14+	The DynCorp International LLC Executive Incentive Plan	(K)
10.15		Second Amendment and Waiver, dated June 28, 2006, among DynCorp International LLC, DynCorp International Inc., and certain subsidiaries of the Company, the lenders party thereto, Goldman Sachs Credit Partners L.P. and Bank of America, N.A.	(G)
10	.16+*	Employment Agreement effective as of October 24, 2006, between DynCorp International LLC and Curtis L. Schehr.
10	.17+*	Employment Agreement effective as of July 16, 2007 between DynCorp International LLC and Anthony C. Zinni.
10.18		DynCorp International Inc. 2007 Omnibus Incentive Plan
12	.1*	Statement re: computation of ratios.
21	.1*	List of subsidiaries of DynCorp International LLC

Exhibit
Number		Description

31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2		Form of Notice of Guaranteed Delivery for Outstanding 9.500% Senior Subordinated Notes due 2013, Series A, in exchange for 9.500% Senior Subordinated Notes due 2013, Series B	(A)

*		Filed herewith.
+		Management contracts or compensatory plans or arrangements.
(A)	—	Previously filed as an exhibit to Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005.
(B)	—	Previously filed as an exhibit to DynCorp International Inc.’s Amendment No. 2 to Form S-1 (Reg. No. 333-128637) filed with the SEC on November 30, 2005.
(C)	—	Previously filed as an exhibit to DynCorp International Inc.’s Amendment No. 3 to Form S-1 (Reg. No. 333-128637) filed with the SEC on March 27, 2006.
(D)	—	Previously filed as an exhibit to Amendment No. 2 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on October 28, 2005.
(E)	—	Previously filed as an exhibit to Form 8-K filed with the SEC on January 11, 2006.
(F)	—	Previously filed as an exhibit to Form 8-K filed with the SEC on April 17, 2006.
(G)	—	Previously filed as an exhibit to DynCorp International Inc.’s Form 10-K filed with the SEC on June 29, 2006.
(H)	—	Previously filed as an exhibit to DynCorp International Inc.’s Form 8-K filed with the SEC on July 19, 2006.
(I)	—	Previously filed as an exhibit to DynCorp International Inc.’s Form 8-K filed with the SEC on December 15, 2007.
(J)	—	Previously filed as an exhibit to DynCorp International Inc.’s Form 8-K filed with the SEC on February 27, 2007.
(K)	—	Previously filed as an exhibit to Form 8-K filed with the SEC on April 4, 2006.
(L)	—	Previously filed as an exhibit to DynCorp International Inc.’s Form 10-K filed with the SEC on June 20, 2007.
(M)	—	Previously filed as an exhibit to DynCorp International Inc.’s Form 8-K filed with the SEC on May 13, 2008.
(N)	—	Previously filed as an exhibit to DynCorp International Inc.’s Form 8-K filed with the SEC on September 18, 2006.
(O)	—	Filed as an exhibit to DynCorp International Inc.’s Form 10-K filed with the SEC on June 10, 2008.