Form 10-Q
period 2009-01-02
DynCorp International LLC
filed 2009-02-11
CIK 1333142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant has one class of member units. As of January 2, 2009, DynCorp International Inc. held 100% of the member units.

DYNCORP INTERNATIONAL LLC

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DYNCORP INTERNATIONAL LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands)

	For the Three Months Ended
	January 2, 2009	December 28, 2007

Revenue	$792,327	$523,071

Cost of services	(704,210)	(452,341)
Selling, general and administrative expenses	(26,505)	(28,995)
Depreciation and amortization expense	(10,029)	(10,910)

Operating income	51,583	30,825
Interest expense	(15,322)	(14,052)
Loss on early extinguishment of debt	—	—
Earnings from affiliates	1,319	1,253
Interest income	730	522
Other income, net	(856)	380

Income before income taxes	37,454	18,928
Provision for income taxes	(11,639)	(6,968)

Income before minority interest	25,815	11,960
Minority interest	(6,062)	—

Net income	$19,753	$11,960

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands)

	For the Nine Months Ended
	January 2, 2009	December 28, 2007

Revenue	$2,288,272	$1,566,853

Cost of services	(2,039,118)	(1,358,062)
Selling, general and administrative expenses	(80,350)	(79,916)
Depreciation and amortization expense	(30,594)	(31,901)

Operating income	138,210	96,974
Interest expense	(44,442)	(42,247)
Loss on early extinguishment of debt	(4,443)	—
Earnings from affiliates	3,959	3,320
Interest income	1,751	2,202
Other income, net	809	(162)

Income before income taxes	95,844	60,087
Provision for income taxes	(30,086)	(21,916)

Income before minority interest	65,758	38,171
Minority interest	(15,154)	—

Net income	$50,604	$38,171

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL LLC
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	As of
	January 2, 2009	March 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$150,580	$85,379
Restricted cash	18,039	11,308
Accounts receivable, net of allowances of $8 and $268, respectively	634,924	513,312
Prepaid expenses and other current assets	125,756	109,027
Deferred income taxes	—	17,341

Total current assets	929,299	736,367
Property and equipment, net	18,022	15,442
Goodwill	420,180	420,180
Tradename	18,318	18,318
Other intangibles, net	151,151	176,146
Deferred income taxes	5,773	18,168
Other assets, net	31,506	18,088

Total assets	$1,574,249	$1,402,709

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3,096
Accounts payable	209,116	148,787
Accrued payroll and employee costs	111,579	85,186
Deferred income taxes	1,927	—
Other accrued liabilities	121,582	129,240
Income taxes payable	5,347	8,245

Total current liabilities	449,551	374,554

Long-term debt, less current portion	615,903	590,066
Other long-term liabilities	12,121	13,804

Commitments and contingencies

Minority interest	11,848	—

Member’s equity:
Member’s units, 100 outstanding	330,275	321,414
Retained earnings	160,389	109,785
Accumulated other comprehensive loss	(5,838)	(6,914)

Total member’s equity	484,826	424,285

Total liabilities and member’s equity	$1,574,249	$1,402,709

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Nine Months Ended
	January 2, 2009	December 28, 2007

Cash flows from operating activities
Net income	$50,604	$38,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,388	32,924
Amortization of deferred loan costs	2,696	2,261
(Recovery) for losses on accounts receivable	(283)	(1,127)
Earnings from affiliates	(3,959)	(3,320)
Dividends from affiliates	2,439	2,652
Deferred income taxes	32,193	313
Equity-based compensation	2,385	3,360
Minority interest	15,154	—
Loss on early extinguishment of debt	4,443	—
Other	(772)	(138)
Changes in assets and liabilities:
Restricted cash (see Note 1)	8,429	10,133
Accounts receivable	(121,329)	(120,018)
Prepaid expenses and other current assets	(20,711)	(22,546)
Accounts payable and accrued liabilities	68,957	11,832
Income taxes payable	(1,439)	(3,753)

Net cash provided by (used in) operating activities	70,195	(49,256)

Cash flows from investing activities
Purchase of property and equipment	(3,407)	(2,822)
Purchase of computer software	(1,634)	(996)
Change in cash restricted as collateral on letters of credit (see Note 1)	(15,160)	—
Contributions to affiliates	(2,231)	(3,366)
Other investing activities	362	(57)

Net cash (used in) investing activities	(22,070)	(7,241)

Cash flows from financing activities
Borrowings under debt agreements (see Note 5)	323,751	13,500
Repayments on debt agreements (see Note 5)	(301,129)	(37,058)
Net borrowings (payments) under other financing arrangements	4,299	(8,957)
Payments of deferred financing cost	(9,834)	—
Other net financing activities	(11)	138

Net cash provided by (used in) financing activities	17,076	(32,377)

Net increase in cash and cash equivalents	65,201	(88,874)
Cash and cash equivalents, beginning of period	85,379	102,455

Cash and cash equivalents, end of period	$150,580	$13,581

Income taxes paid (net of refunds)	$18,622	$21,949
Interest paid	$34,354	$33,231
Non-cash sale of DIFZ including related financing (see Note 8)	$8,296	$—
See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Basis of Presentation and Accounting Policies
Basis of Presentation
DynCorp International LLC, through its subsidiaries, is a leading provider of specialized mission-critical professional and support services outsourced by the U.S. military, non-military U.S. governmental agencies and foreign governments. Our specific global expertise is in law enforcement training and support, security services, base and logistics operations, construction management, aviation services and operations and linguist services. We also provide logistics support for all our services. References herein to “DynCorp International”, the “Company”, “we”, “our”, or “us” refer to DynCorp International LLC and its subsidiaries unless otherwise stated or indicated by the context. DynCorp International Inc., our direct parent (the “Parent”), has no operations independent of our Company, DynCorp International LLC (“LLC”).
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
The Company reports its results on a 52/53-week fiscal year with the fiscal year ending on the Friday closest to March 31 of such year (April 3, 2009 for fiscal year 2009 which is a 53-week fiscal year). The nine-month fiscal period ended January 2, 2009 was a 40-week period from March 29, 2008 to January 2, 2009. The nine-month fiscal period ended December 28, 2007 was a 39-week period from March 31, 2007 to December 28, 2007.
In the opinion of management, all adjustments necessary to fairly present the Company’s financial position at January 2, 2009 and March 28, 2008, the results of operations for the three and nine months ended January 2, 2009 and December 28, 2007, and cash flows for the nine months ended January 2, 2009 and December 28, 2007, have been included and are of a normal and recurring nature. The results of operations for the three and nine months ended January 2, 2009 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods. The Company uses estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. However, actual results could differ from the estimates.
For purposes of comparability, certain prior year amounts, specifically our segment reporting structure as further discussed in Note 14, have been reclassified to conform to the current year presentation. Such reclassifications have no impact on previously reported net income.
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

The following table sets forth the Company’s ownership in joint ventures and companies that are not consolidated into the Company’s financial statements as of January 2, 2009, and are accounted for by the equity method. Economic rights are indicated by the ownership percentages listed below.

DynEgypt LLC	50.0%
TSDI Pty Ltd.	50.0%
Dyn Puerto Rico Corporation	49.9%
Contingency Response Services LLC	45.0%
Babcock DynCorp Limited	44.0%
Partnership for Temporary Housing LLC	40.0%
DCP Contingency Services LLC	40.0%
On July 31, 2008, the Company sold 50% of its ownership interest in its previously wholly owned subsidiary, DynCorp International FZ-LLC (“DIFZ”), for approximately $8.2 million. DIFZ was previously a wholly owned subsidiary and therefore consolidated into the Company’s financial statements. No gain has been recognized on the sale as of January 2, 2009 as the Company completely financed the transaction by accepting three promissory notes provided by the purchaser. As a result, the sale was accounted for as a capital transaction reflected in member’s units. Repayment of the notes to the Company is to be made through a single cash payment of $500,000 with the remainder to be repaid through the purchaser’s portion of DIFZ quarterly dividends. The sale price is contingent upon a revaluation based on actual DIFZ results through January 31, 2009, with any adjustments to the purchase price to be reflected by an increase or decrease in the notes. Additionally, the interest component of the three notes receivable held by the Company will also increase member’s units due to the structure of this transaction and will not impact the Company’s consolidated statements of income. The sale agreement governing the transaction provides indemnification to the buyer for losses arising out of tax related matters specific to DIFZ. After the transaction, it was determined that the Company was the primary beneficiary as defined in FIN No. 46R.
The following table sets forth the Company’s ownership in joint ventures that are consolidated into the Company’s financial statements as of January 2, 2009. For the entities list below, the Company is the primary beneficiary as defined in FIN No. 46R.

Global Linguist Solutions LLC	51.0%
DynCorp International FZ-LLC	50.0%
Minority Interest
We record the impact of our joint venture partners’ interests in consolidated joint ventures as minority interest. Minority interest is presented on the face of the income statement as an increase or reduction in arriving at net income. The presentation of minority interest on the balance sheet is typically located in a mezzanine account between liabilities and equity. As of March 28, 2008, the minority interest balance related to Global Linguist Solutions LLC (“GLS”) was recorded as an asset within prepaid expenses and other current assets, due to cumulative losses incurred. As of January 2, 2009, all minority interest, including minority interest related to DIFZ, were recorded as mezzanine equity.
Restricted Cash
Restricted cash represents cash restricted by certain contracts in which advance payments are not available for use except to pay specified costs and vendors for work performed on the specific contract and cash restricted and invested as collateral as required by our letters of credit. Changes in restricted cash related to our contracts are included as operating activities whereas changes in restricted cash for funds invested as collateral are included as investing activities in the consolidated statements of cash flows.

The following table reconciles our restricted cash to the cash flow statement:

	As of		Cash provided
(Amounts in thousands)	January 2, 2009	March 28, 2008	by/(used in)

Type of restricted cash
Contract related	$2,879	$11,308	$8,429
Required as collateral	15,160	—	(15,160)

Total	$18,039	$11,308	$(6,731)
Accounting Policies
There have been no material changes to our significant accounting policies as detailed in Note 1 of our 2008 Annual Report on Form 10-K filed with the SEC on June 10, 2008.
Accounting Developments
Pronouncements Implemented
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements; however, it does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active”, which clarifies the application of FAS 157 in a market that is not active and defines additional key criteria in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial condition and results of operations. See Note 12 for the applicable fair value disclosures.
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

This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions. SFAS No. 141R amends SFAS No. 109, “Accounting for Income Taxes” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141R would also apply the provisions of SFAS No. 141R. We do not expect the provisions of SFAS No. 141R to have a material impact on our consolidated financial statements unless we complete a business combination.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the potential impact of SFAS No. 160 on our consolidated financial statements.
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
In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; however, early adoption is not permitted. We are currently evaluating the potential impact of FSP No. 142-3 on our consolidated financial statements.
Note 2—Composition of Certain Financial Statement Captions
The following tables present financial information of certain consolidated balance sheet captions.
Prepaid expense and other current assets — Prepaid expense and other current assets were:

	January 2,	March 28,
(Amounts in thousands)	2009	2008
Prepaid expenses	$40,160	$43,205
Inventories	9,927	8,463
Work-in-process inventories	38,570	45,245
Minority interest	—	3,306
Income taxes receivable	19,203	—
Joint venture receivables	8,878	2,076
Other current assets	9,018	6,732

	$125,756	$109,027

Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets. As of March 28, 2008, the minority interest resulted in a net debit balance due to the accumulated net loss in GLS.
Accrued payroll and employee costs — Accrued payroll and employee costs were:

	January 2,	March 28,
(Amounts in thousands)	2009	2008
Wages, compensation and other benefits	$82,621	$57,940
Accrued vacation	26,037	24,760
Accrued contributions to employee benefit plans	2,921	2,486

	$111,579	$85,186

Other accrued liabilities — Other accrued liabilities were:

	January 2,	March 28,
(Amounts in thousands)	2009	2008
Deferred revenue	$31,308	$53,083
Accrued insurance	24,539	36,260
Accrued interest	15,888	9,885
Contract losses and customer liabilities	12,793	134
Legal matters	18,478	19,851
Short-term swap liability	5,787	5,783
Other notes payable	4,674	374
Other	8,115	3,870

	$121,582	$129,240

Deferred revenue is primarily due to payments in excess of services provided for certain contracts in addition to payments received for services that must be deferred as a result of multiple element arrangements being recorded as a single unit of accounting. Included in the contract losses and customer liabilities balance is $10.1 million of estimated future losses associated with an Afghanistan construction project.
Note 3—Goodwill and Other Intangible Assets
Goodwill
The Company conducts its annual goodwill impairment test as of the end of February of each fiscal year. During the second quarter of fiscal year 2009, indictors of potential impairment, specifically the operational results of the Afghanistan construction business, caused the Company to conduct an interim impairment test. The result of this impairment test did not indicate impairment had occurred at that time.
During the third quarter of fiscal year 2009, the Company determined that a second interim impairment analysis as of January 2, 2009 would be prudent due to the continued challenges in its Afghanistan construction business. In accordance with SFAS No. 142, the Company completed step one of the impairment analysis and concluded that, as of January 2, 2009, the fair value of the Operations Maintenance and Construction Management (“OMCM”) reporting unit was greater than the respective carrying value, including goodwill indicating the reporting unit’s goodwill was not impaired.
The Company used income and market based approaches, which involved a discounted cash flow analysis and a valuation analysis. The estimates and assumptions used in assessing the fair value of the reporting unit and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. These analyses also require management to make assumptions and estimates and review relevant industry and market data. The contracts in the OMCM reporting unit not related to Afghanistan Construction, as well as forecasted new business, were among the significant factors in the OMCM impairment analysis.

The changes in the carrying amount of goodwill for the nine months ended January 2, 2009 are as follows:

(Amounts in thousands)	ISS(1)	LCM	MTSS	Total

Balance as of March 28, 2008	$340,029	$—	$80,151	$420,180
Transfer between reporting segments(2)	(39,935)	39,935	—	—

Balance as of January 2, 2009	$300,094	$39,935	$80,151	$420,180

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

(2)
Transfer between reporting segments as described further in Note 14, is the result of a reorganization of the Company’s reporting structure within its segments and a contemporaneous independent fair value analysis of the reporting units within the Company’s reporting segments, in the manner required by SFAS No. 142.

Intangible Assets
The following tables provide information about changes relating to intangible assets:

	January 2, 2009
	Weighted
	Average
	Useful Life	Gross	Accumulated
(Amounts in thousands, except years)	(Years)	Carrying Value	Amortization	Net
Finite-lived intangible assets:
Customer-related intangible assets	8.5	$290,716	$(146,492)	$144,224
Other	5.2	14,978	(8,051)	6,927

		$305,694	$(154,543)	$151,151

Indefinite-lived intangible assets — Tradename		$18,318	$—	$18,318

	March 28, 2008
	Weighted
	Average
	Useful Life	Gross	Accumulated
(Amounts in thousands, except years)	(Years)	Carrying Value	Amortization	Net
Finite-lived intangible assets:
Customer-related intangible assets	8.5	$290,716	$(119,997)	$170,719
Other	4.2	10,887	(5,460)	5,427

		$301,603	$(125,457)	$176,146

Indefinite-lived intangible assets — Tradename		$18,318	$—	$18,318

Amortization expense for customer-related and other intangibles was $9.5 million and $10.4 million for the three months ended January 2, 2009 and December 28, 2007, respectively, and $29.1 million and $30.4 million for the nine months ended January 2, 2009 and December 28, 2007, respectively.

The following schedule outlines an estimate of future amortization based upon the finite-lived intangible assets owned at January 2, 2009:

Amortization
(Amounts in thousands)	Expense
Three month period ended April 3, 2009	$9,506
Estimate for fiscal year 2010	37,550
Estimate for fiscal year 2011	33,240
Estimate for fiscal year 2012	22,654
Estimate for fiscal year 2013	19,123
Thereafter	29,078

Total	$151,151
Note 4—Accounts Receivable
Accounts Receivable, net consisted of the following:

	January 2,	March 28,
(Amounts in thousands)	2009	2008
Billed	$265,132	$193,337
Unbilled	369,792	319,975

Total	$634,924	$513,312

Unbilled receivables at January 2, 2009 and March 28, 2008 include $38.3 million and $52.8 million, respectively, related to costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under an existing contract, and for which formal contracts or contract modifications have not been executed at the end of the fiscal period. These amounts include $5.3 million related to contract claims at January 2, 2009 and March 28, 2008. The balance of unbilled receivables consists of costs and fees billable on contract completion or other specified events, substantially all of which is expected to be billed and collected within one year.
Note 5—Long-Term Debt
Long-term debt consisted of the following:

	January 2,	March 28,
(Amounts in thousands)	2009	2008
Term loans	$200,000	$301,130
9.5% Senior subordinated notes(1)	415,903	292,032

	615,903	593,162

Less current portion of long-term debt	—	(3,096)

Total long-term debt	$615,903	$590,066

(1)	Senior subordinated notes are net of a $1.1 million unamortized discount as of January 2, 2009. There was no unamortized discount as of March 28, 2008.
Future maturities of long-term debt for the three months ending April 3, 2009 and each of the fiscal years subsequent to April 3, 2009 were as follows:

(Amounts in thousands)
Three months ending April 3, 2009	$—
2010	16,875
2011	50,625
2012	55,500
2013	494,032
Thereafter	—

Total long-term debt (including current portion)(1)	$617,032

(1)	Future maturities of long-term debt include $1.1 million unamortized discount as of January 2, 2009, which is presented net in the financial statements.

Senior Secured Credit Facility
On July 28, 2008 the Company entered into a senior secured credit facility (the “Credit Facility”) consisting of a revolving credit facility of $200.0 million (including a letter of credit sub facility of $125.0 million) (the “Revolving Facility”) and a senior secured term loan facility of $200.0 million (the “Term Loan Facility”). The maturity date of the Revolving Facility and the Term Loan Facility is August 15, 2012. Quarterly principal payments will begin on September 22, 2009 and end on the maturity date of August 15, 2012. The scheduled quarterly Term Loan Facility payments beginning on September 22, 2009, are considered long term since the Company has the intent and ability to make a revolver borrowing equal to or greater than the quarterly payments in order to maintain hedge accounting on the full $200.0 million through May 22, 2010, as disclosed in Note 10. The Credit Facility is subject to various financial covenants, including a total leverage ratio, an interest coverage ratio, maximum capital expenditures and certain limitations based upon eligible accounts receivable. Borrowings under the Credit Facility are guaranteed by the Parent and each of our subsidiaries, subject to limited exceptions, and are secured by substantially all of our Parent’s assets.
On July 28, 2008, the Company borrowed $200.0 million under the Term Loan Facility at the applicable three-month LIBOR (“London Interbank Offered Rate”) plus the applicable margin then in effect to refinance certain existing indebtedness and pay certain transaction costs related to the Credit Facility and the offering of additional senior subordinated notes, as described below. The applicable margin for LIBOR as of January 2, 2009 was 2.5% per annum, resulting in an effective interest rate under the Term Loan Facility of 4.3% per annum. This rate is fully hedged through the Company’s swap agreements as disclosed in Note 10.
Borrowings under the Revolving Facility bear interest at a rate per annum equal to either the Alternate Base Rate plus an applicable margin determined by reference to the leverage ratio, as set forth in the Credit Facility (“Applicable Margin”) or LIBOR plus the Applicable Margin. As of both January 2, 2009 and March 28, 2008, the Company had no outstanding borrowings under the Revolving Facility.
Our available borrowing capacity under the Revolving Facility totaled $185.8 million at January 2, 2009, which gives effect to $14.2 million of outstanding letters of credit under the letter of credit sub facility. With respect to each letter of credit, a quarterly commission in an amount equal to the face amount of such letter of credit multiplied by the Applicable Margin and a nominal fronting fee are required to be paid. The combined rate as of January 2, 2009 was 2.6%.
As of January 2, 2009, the Company also had $14.4 million of letters of credit outstanding that were not part of the Revolving Facility. These letters of credit are collateralized by $15.2 million of restricted cash, which is recorded as such in the Company’s consolidated balance sheet as of January 2, 2009.
The Company is required, under certain circumstances as defined in the Credit Facility, to use a percentage of cash generated from operations to reduce the outstanding principal of the Term Loan Facility in the year after the excess cash flow is generated. The actual amount of the required repayment if any, in respect to fiscal year 2009, could vary significantly based on such factors as the timing of cash receipts and cash payments near fiscal year end. Because of this, the Company cannot make a reasonable estimate of the required repayment if any, in respect to fiscal year 2009. In the event a repayment is required to be made, which would be paid during the first quarter of fiscal year 2010, the Company anticipates utilizing borrowings under the Revolving Facility to make such payment.
On July 28, 2008, upon entering in to the Credit Facility, the Company’s pre-existing Senior Secured Credit Facility was extinguished. Deferred financing fees totaling $4.4 million were expensed in the current reporting period. Deferred financing fees associated with the Credit Facility totaling $5.0 million were recorded in other assets on the Company’s consolidated balance sheet.
9.5% Senior Subordinated Notes
In February 2005, the Company completed an offering of $320.0 million in aggregate principal amount of its 9.5% senior subordinated notes due 2013. Interest is payable semi-annually on February 15 and August 15 of each year. Proceeds from the original issuance of the senior subordinated notes, net of fees, were $310.0 million and were used to pay the consideration for, and fees and expenses relating to our 2005 formation as an independent company from Computer Science Corporation. The senior subordinated notes are general unsecured obligations of the Company, and certain of its guarantor subsidiaries.

In July 2008, the Company completed an offering in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended, of $125.0 million in aggregate principal amount of additional 9.5% senior subordinated notes under the same indenture as the senior subordinated notes issued in February 2005. Net proceeds from the additional offering of senior subordinated notes were used to refinance the then existing Senior Secured Credit Facility, to pay related fees and expenses and for general corporate purposes. The additional senior subordinated notes mature on February 15, 2013. The additional senior subordinated notes were issued at approximately a 1.0% discount totaling $1.2 million. Deferred financing fees associated with this offering totaled $4.6 million. The Company’s registration statement with respect to these notes was declared effective on January 13, 2009. The Company has launched an exchange offer for the notes that is expected to end on or about February 11, 2009.
Prior to February 15, 2009, the Company may redeem the senior subordinated notes, in whole or in part, at a price equal to 100% of the principal amount of the senior subordinated notes plus a defined make-whole premium, plus accrued interest to the redemption date. After February 15, 2009, the Company can redeem the senior subordinated notes, in whole or in part, at defined redemption prices, plus accrued interest to the redemption date. While the Company is restricted under the terms of Credit Facility from redeeming the senior subordinated notes, the holders of the senior subordinated notes may require the Company to repurchase the senior subordinated notes at defined prices in the event of certain specified triggering events, including but not limited to certain asset sales, change-of-control events, and debt covenant violations.
The fair value of the senior subordinated notes is based on their quoted market value. As of January 2, 2009, the quoted market value of the senior subordinated notes was approximately 87% of stated value.
Note 6—Commitments and Contingencies
Commitments
The Company has operating leases for the use of real estate and certain property and equipment, which are either non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense amounted to $15.1 million and $14.6 million for the three months ended January 2, 2009 and December 28, 2007, respectively, and $38.8 million and $39.3 million for the nine months ended January 2, 2009 and December 28, 2007, respectively.
Contingencies
General Legal Matters
The Company and its subsidiaries and affiliates are involved in various lawsuits and claims that have arisen in the normal course of business. In most cases, the Company has denied, or believes it has a basis to deny any liability. Related to these matters, the Company has recorded a reserve of approximately $18.5 million for pending litigation and claims. While it is not possible to predict with certainty the outcome of litigation and other matters discussed below, it is the opinion of the Company’s management that recorded reserves are sufficient to cover known matters based on information available as of this Quarterly Report.
Pending Litigation and Claims
On May 14, 2008 a jury in the Eastern District of Virginia found against the Company in a case brought by a former subcontractor, Worldwide Network Services (“WWNS”), on two State Department contracts, in which WWNS alleged racial discrimination, tortious interference and certain other claims. The jury awarded WWNS approximately $15.7 million in compensatory and punitive damages and awarded the Company approximately $200,000 on a counterclaim. In addition to the jury award, the court awarded WWNS approximately $3.0 million in connection with certain contract claims. On September 22, 2008, WWNS was awarded approximately $1.8 million in attorneys’ fees. On February 2, 2009, the Company filed an appeal with respect to this matter. As of January 2, 2009, the Company believes it has adequate reserves recorded for this matter.

On April 24, 2007, March 14, 2007, December 29, 2006 and December 4, 2006, four lawsuits were served, seeking unspecified monetary damages against the Company and several of its former affiliates in the U.S. District Court for the Southern District of Florida, concerning the spraying of narcotic plant crops along the Colombian border adjacent to Ecuador. Three of the lawsuits, filed on behalf of the Providences of Esmeraldas, Sucumbíos, and Carchi in Ecuador, allege violations of Ecuadorian law, international law, and statutory and common tort law violations, including negligence, trespass, and nuisance. The fourth lawsuit, filed on behalf of citizens of the Ecuadorian provinces of Esmeraldas and Sucumbíos, alleges personal injury, various counts of negligence, trespass, battery, assault, intentional infliction of emotional distress, violations of the Alien Tort Claims Act, and various violations of international law. The four lawsuits were consolidated, and based on the Company’s motion granted by the court, the case was subsequently transferred to the U.S. District Court for the District of Columbia. On March 26, 2008, a First Amended Consolidated Complaint was filed that identified 3,266 individual plaintiffs. The amended complaint does not demand any specific monetary damages; however, a court decision against the Company, although believed by the Company to be remote, could have a material adverse effect on its results of operations and financial condition. The aerial spraying operations were and continue to be managed by the Company under a Department of State (“DoS”) contract in cooperation with the Colombian government. The DoS contract provides indemnification to the Company against third-party liabilities arising out of the contract, subject to available funding. The DoS has reimbursed the Company for all legal expenses to date.
A lawsuit filed on September 11, 2001, and amended on March 24, 2008, seeking unspecified damages on behalf of twenty-six residents of the Sucumbíos Province in Ecuador, was brought against the Company and several of its former affiliates in the U.S. District Court for the District of Columbia. The action alleges violations of the laws of nations and United States treaties, negligence, emotional distress, nuisance, battery, trespass, strict liability, and medical monitoring arising from the spraying of herbicides near the Ecuador-Colombia border in connection with the performance of the DoS, International Narcotics and Law Enforcement contract for the eradication of narcotic plant crops in Colombia. The terms of the DoS contract provide that the DoS will indemnify the Company against third-party liabilities arising out of the contract, subject to available funding. The DoS has reimbursed the Company for all legal expenses to date. The Company is also entitled to indemnification by Computer Sciences Corporation in connection with this lawsuit, subject to certain limitations. Additionally, any damage award would have to be apportioned between the other defendants and the Company. The Company believes that the likelihood of an unfavorable judgment in this matter is remote and that, even if that were to occur, the judgment is unlikely to result in a material adverse effect on the results of operations or financial condition of the Company as a result of the third party indemnification and apportionment of damages described above.
Arising out of the litigation described in the preceding two paragraphs, the Company filed a separate lawsuit against the Company’s aviation insurance carriers seeking defense and coverage of the referenced claims. The carriers filed a lawsuit against the Company on February 5, 2009 seeking rescission of certain aviation insurance policies based on an alleged misrepresentation by the Company concerning the existence of certain of the lawsuits relating to the eradication of narcotic plant crops.
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

On January 30, 2007, the Special Inspector General for Iraq Reconstruction (“SIGIR”) issued a report on one of our task orders concerning the Iraqi Police Training Program. Among other items, the report raises questions about our work to establish a residential camp in Baghdad to house training personnel. Specifically, the SIGIR report recommends that the DoS seek reimbursement from us of $4.2 million paid by the DoS for work that the SIGIR maintains was not contractually authorized. In addition, the SIGIR report recommends that the DoS request the Defense Contract Audit Agency (“DCAA”) to review two of our invoices totaling $19.1 million. On June 28, 2007, we received a letter from the DoS contracting officer requesting our repayment of approximately $4.0 million for work performed under this task order, which the letter claims was unauthorized. We responded to the DoS contracting officer in letters dated July 7, 2007 and September 4, 2007, explaining that the work for which we were paid by DoS was appropriately performed and denying DoS’ request for repayment of approximately $4.0 million. By letter dated April 30, 2008, the DoS contracting officer responded to our July 7, 2007 and September 4, 2007 correspondence by taking exception to the explanation set forth in our letters and reasserting the DoS’ request for a refund of approximately $4.0 million. On May 8, 2008, we replied to the DoS letter dated April 30, 2008 and provided additional support for our position.
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
The Defense Contract Management Agency (“DCMA”) formally notified the Company of non-compliance with Cost Accounting Standard 403, Allocation of Home Office Expenses to Segments, on April 11, 2007. The Company issued a response to the DCMA on April 26, 2007 with a proposed solution to resolve the area of non-compliance, which related to the allocation of corporate general and administrative costs between the Company’s divisions. On August 13, 2007, the DCMA notified the Company that additional information would be necessary to justify the proposed solution. The Company issued responses on September 17, 2007 and April 28, 2008 and the matter is pending resolution. In management’s opinion and based on facts currently known, the above-described matters will not have a material adverse effect on the Company’s results of operations or financial condition.
The Company, currently, is under audit by the Internal Revenue Service (“IRS”) for employment taxes covering the calendar years 2005 through 2007. In the course of the audit process, the IRS has questioned the Company’s treatment of exempting from U.S. employment taxes all U.S. residents working abroad for a foreign subsidiary. While the Company believes its treatment with respect to employment taxes, for these employees, was appropriate, a negative outcome on this matter could result in a potential liability, including penalties, of approximately $113.8 million related to these calendar years.
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

Note 7— Income Taxes
The provision for income taxes consists of the following:

	Three Months Ended
	January 2,	December 28,
(Amounts in thousands)	2009	2007
Current portion:
Federal	$(27,825)	$1,752
State	(1,397)	222
Foreign	1,046	973

Total current portion of tax provision	(28,176)	2,947

Deferred portion:
Federal	38,586	3,872
State	1,290	149
Foreign	(61)	—

Total deferred portion of tax provision	39,815	4,021

Total income tax provision	$11,639	$6,968

	Nine Months Ended
	January 2,	December 28,
(Amounts in thousands)	2009	2007
Current portion:
Federal	$(7,217)	$16,896
State	253	1,124
Foreign	4,857	3,045

Total current portion of tax provision	(2,107)	21,065

Deferred portion:
Federal	31,218	819
State	1,044	(33)
Foreign	(69)	65

Total deferred portion of tax provision	32,193	851

Total income tax provision	$30,086	$21,916

Deferred tax assets and liabilities are reported as:

	January 2,	March 28,
(Amounts in thousands)	2009	2008
Current deferred tax assets (liabilities)	$(1,927)	$17,341
Non-current deferred tax assets (liabilities)	5,773	18,168

Deferred tax assets, net	$3,846	$35,509

As of January 2, 2009 and March 28, 2008, we have $4.0 million and $2.7 million, respectively, of total unrecognized tax benefits. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.3 million and $1.2 million for January 2, 2009 and March 28, 2008, respectively.
It is reasonably possible that in the next 12 months the gross amount of unrecognized tax benefits will decrease by $2.2 million due to settlements with taxing authorities. However, the Company does not expect any material changes to its effective tax rate as a result of such settlements.
The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in income tax expense in its unaudited Condensed Consolidated Statements of Income, which is consistent with the recognition of these items in prior periods. The Company has recorded a liability of approximately $0.8 million and $0.6 million for the payment of interest and penalties as of January 2, 2009 and March 28, 2008, respectively.

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
For the three and nine months ended January 2, 2009, the Company’s effective tax rate was 31.1% and 31.4%, respectively, as compared to 36.8% and 36.5% for the respective three and nine months ended December 28, 2007. The reduction in the effective tax rate was primarily due to the impact of GLS and DIFZ, which are consolidated joint ventures for financial reporting purposes but are unconsolidated entities for U.S. income tax purposes.
During the third quarter of fiscal year 2009, the Company filed an Application for Change in Accounting Method (“CIAM”) with the IRS on form 3115. The application was for a change in the tax accounting method that the Company uses to recognize income with respect to unbilled receivables. Prior to the method change request, the Company’s tax accounting method generally followed the financial accounting treatment which recognizes income on unbilled receivables under the percentage of completion method, with the exception of award fees which for tax purposes were not recognized until they became billable. If accepted by the IRS, the CIAM will allow the Company to defer, for tax purposes, the financial reported income on unbilled receivables until such receivables become fixed and determined for tax purposes. The Company has recorded the amount believed to be more-likely-than-not as of January 2, 2009.
Note 8—Member’s Equity
Member’s Equity — The following table presents the changes to shareholders’ equity during the nine months ended January 2, 2009:

			Accumulated
			Other	Total
	Member’s		Comprehensive	Member’s
(Amounts in thousands)	Units	Retained Earnings	(Loss) Income	Equity
Balance at March 28, 2008	$321,414	$109,785	$(6,914)	$424,285

Comprehensive income:
Net income	—	50,604	—	50,604
Interest rate swap, net of tax $1.0 million			1,710	1,710
Currency translation adjustment, net of tax $0.4 million	—	—	(634)	(634)

Comprehensive income	—	50,604	1,076	51,680

Equity-based compensation	575	—	—	575
Tax benefit/(liability) associated with equity-based compensation	(10)	—	—	(10)
Sale of non-controlling interest of DIFZ	8,190	—	—	8,190
DIFZ financing, net of tax	106	—	—	106

Balance at January 2, 2009	$330,275	$160,389	$(5,838)	$484,826

As described in Note 1, on July 31, 2008, the Company sold 50% of its ownership interest in DIFZ for approximately $8.2 million. No gain has been recognized on the sale as of January 2, 2009, as the Company completely financed the transaction by accepting three promissory notes provided by the purchaser. As a result, the sale was accounted for as a capital transaction reflected in member’s units. Additionally, the interest component of the three notes receivable held by the Company is also reflected in member’s units shown above as “DIFZ financing”, and has not impacted the Company’s consolidated statements of income as of January 2, 2009.

Note 9—Equity-Based Compensation
As of January 2, 2009, the Parent had provided equity-based compensation through the grant of Class B interests in DIV Holding LLC, the majority holder of the Parent’s common stock and the grant of Restricted Stock Units (“RSUs”) under the Parent’s 2007 Omnibus Incentive Plan (the “2007 Plan”). All of the Company’s equity-based compensation is accounted for under SFAS No. 123(R), “Share-Based Payment”. Under this method, the Company recorded equity-based compensation expense of $1.2 million and $1.1 million for the three months ended January 2, 2009 and December 28, 2007, respectively, and $2.4 million and $3.4 million for the nine months ended January 2, 2009 and December 28, 2007, respectively.
Class B Interests
During the first quarter of fiscal year 2009, the Company’s former CEO, Herbert J. Lanese, was terminated without cause in accordance with the conditions of his employment agreement, which resulted in the forfeiture of his unvested Class B interests in DIV Holding LLC granted to him as an employee of the Company. Mr. Lanese was subsequently issued additional Class B interests for his continued service on the Board. In addition, his separation resulted in severance liabilities of approximately $4.1 million recorded in the first fiscal quarter of 2009, which will be paid in installments over the twelve months following the date of his termination.
During the third quarter of fiscal year 2009, the Company’s former Executive Vice President, General Anthony Zinni (USMC Ret.), resigned which resulted in the forfeiture of his unvested Class B interests in DIV Holding LLC granted to him as an employee of the Company.
A summary of Class B interest activity during fiscal year 2009 is as follows:

	% Interest in	Grant Date
(Dollar amounts in thousands)	DIV Holding	Fair Value
Balance March 28, 2008	6.24%	$13,248
First Quarter Fiscal Year 2009 Grants	0.20%	867
First Quarter Fiscal Year 2009 Forfeitures	(1.20%)	(2,530)

Balance July 4, 2008	5.24%	$11,585

Second Quarter Fiscal Year 2009 Grants	0.00%	—
Second Quarter Fiscal Year 2009 Forfeitures	0.00%	—

Balance October 3, 2008	5.24%	$11,585

Third Quarter Fiscal Year 2009 Grants	0.00%	—
Third Quarter Fiscal Year 2009 Forfeitures	(0.01%)	(73)

Balance January 2, 2009	5.23%	$11,512

March 28, 2008 Vested	2.82%	$4,641
First Quarter Fiscal Year 2009 Vesting	0.12%	520

July 4, 2008 Vested	2.94%	5,161
Second Quarter Fiscal Year 2009 Vesting	0.05%	73

October 3, 2008 Vested	2.99%	5,234
Third Quarter Fiscal Year 2009 Vesting	0.34%	1,282

January 2, 2009 Vested	3.33%	$6,516

March 28, 2008 Nonvested	3.42%	$8,607
January 2, 2009 Nonvested	1.90%	$4,996

Assuming each grant outstanding, net of estimated forfeitures, as of January 2, 2009 fully vests, the Company will recognize the related non-cash compensation expense as follows (amounts in thousands):

Three month period ended April 3, 2009	$369
Fiscal year ended April 2, 2010	1,139
Fiscal year ended April 1, 2011 and thereafter	566

Total	$2,074

Restricted Stock Units
During the first nine months of fiscal year 2009, our Parent awarded service-based and performance-based RSUs to certain key employees (“Participants”). The grants were made pursuant to the terms and conditions of our Parent’s 2007 Plan and are subject to award agreements between the Parent and each Participant.
During the first nine months of fiscal year 2009, 186,800 performance-based RSUs were granted to certain key employees. These performance-based awards are tied to the Company’s financial performance, specifically fiscal year 2011 EBITDA (earnings before interest, taxes, depreciation and amortization), and cliff vest upon achievement of this target. Based on current estimates, the costs of these awards are being accrued with the expectation of a 100% achievement of the performance goal.
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
As of January 2, 2009, 100,000 RSUs have been awarded to our current CEO. Half of these awards are service-based and vest ratably over a three year period on the anniversary of the CEO’s employment commencement date. The remaining 50,000 RSUs are performance-based and are tied to specific performance goals for fiscal year 2009. If the performance measures are achieved for fiscal year 2009, the awards will vest over a three-year service period with one third vesting each year on the anniversary of the CEO’s employment commencement date. Based on current estimates, the costs of these awards are being accrued with the expectation of a 100% achievement of the performance goal.
The RSUs have been determined to be liability awards; therefore, the fair value of the RSUs are re-measured at each financial reporting date as long as they remain liability awards. The estimated fair value of all RSUs net of estimated forfeitures, based on the closing market price of the our Parent’s stock on the grant date of each respective award, was approximately $6.1 million, based on the closing market price of our Parent’s stock on January 2, 2009. During the nine months ended January 2, 2009, 53,250 RSU awards vested and 52,250 of these awards were subsequently settled for $0.8 million in cash.
A summary of RSU activity during the nine months ended January 2, 2009 is as follows:

		Weighted
	Outstanding	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Outstanding, March 28, 2008	159,600	$21.49
Units granted	309,225	15.54
Units cancelled	(32,350)	20.25
Units vested and settled	(52,250)	21.19

Outstanding, January 2, 2009(1)	384,225	$16.85

(1)	Total outstanding includes 1,000 RSUs vested and unsettled as of January 2, 2009.

Assuming each grant outstanding as of January 2, 2009, net of estimated forfeitures, fully vests (assuming 100% for performance-based awards), the Company will recognize the related equity-based compensation expense as follows based on the value of these liability awards as of January 2, 2009 (amounts in thousands):

Three month period ended April 3, 2009	$614
Fiscal year ended April 2, 2010	2,180
Fiscal year ended April 1, 2011 and thereafter	1,718

Total	$4,512

Note 10—Interest Rate Derivatives
At January 2, 2009, the Company’s derivative instruments consisted of two interest rate swap agreements, designated as cash flow hedges, that effectively fix the interest rate on the applicable notional amounts of the Company’s variable rate debt as follows (dollar amounts in thousands):

		Fixed	Variable
	Notional	Interest	Interest Rate
Date Entered	Amount	Rate Paid(1)	Received	Expiration Date
April 2007	$168,620	4.975%	3-month LIBOR	May 2010
April 2007	$31,380	4.975%	3-month LIBOR	May 2010

(1)	Plus applicable margin (2.5% at January 2, 2009).
The fair value of the interest rate swap agreements was a liability of $8.7 million at January 2, 2009, of which $2.9 million was considered long term. Unrealized net loss from the changes in fair value of the interest rate swap agreements of $1.7 million, net of tax, for the nine months ended January 2, 2009 is included in other comprehensive income (loss). There was no material impact on earnings due to hedge ineffectiveness for the three and nine months ended January 2, 2009.
Note 11—Consolidating Financial Statements of Subsidiary Guarantors
As of January 2, 2009, the Company had outstanding $415.9 million aggregate principal amount of 9.5% senior subordinated notes due 2013, net of a $1.1 million unamortized discount. These senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by the following subsidiaries of the Company: DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, Dyn Marine Services LLC, Dyn Marine Services of Virginia LLC, Global Linguist Solutions LLC, Services International LLC, Worldwide Humanitarian Services LLC and Worldwide Recruiting and Staffing Services LLC.
The following supplemental consolidating financial statements present:
1. Unaudited condensed consolidating balance sheets as of January 2, 2009 and March 28, 2008 and the related unaudited condensed consolidating statements of operations for the three and nine months ended January 2, 2009 and December 28, 2007, and the statements of cash flows for the nine months ended January 2, 2009 and December 28, 2007.
2. LLC, the combined subsidiary guarantors and the combined subsidiary non-guarantors account for their investments in subsidiaries using the equity method of accounting; therefore, the LLC column reflects the equity income (loss) of its subsidiary guarantors and subsidiary non-guarantors, which are also separately reflected in the stand-alone subsidiary guarantors and subsidiary non-guarantors column. Additionally, the subsidiary guarantors column reflects the equity income (loss) of its subsidiary non-guarantors, which are also separately reflected in the stand-alone subsidiary non-guarantors column.
3. Elimination entries necessary to consolidate LLC and all of its subsidiaries.

DynCorp International LLC and Subsidiaries
Unaudited Condensed Consolidating Statements of Operations Information
For the Three Months Ended January 2, 2009

		Subsidiary	Subsidiary
(Amounts in thousands)	LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenue	$540,113	$252,214	$101,253	$(101,253)	$792,327
Cost of services	(472,080)	(233,157)	(100,226)	101,253	(704,210)
Selling, general and administrative expenses	(19,434)	(7,000)	(71)	—	(26,505)
Depreciation and amortization expense	(10,015)	—	(14)	—	(10,029)

Operating income	38,584	12,057	942	—	51,583
Interest expense	(15,322)	—	—	—	(15,322)
Loss on extinguishment of debt	—	—	—	—	—
Earnings from affiliates	1,319	—	—	—	1,319
Equity in income of subsidiaries, net of tax	3,951	(51)	—	(3,900)	—
Interest income	726	—	4	—	730
Other, net	(500)	(267)	(89)	—	(856)

Income before income taxes	28,758	11,739	857	(3,900)	37,454
Provision for income taxes	(9,005)	(2,229)	(405)	—	(11,639)
Minority interest	—	(4,694)	(1,368)	—	(6,062)

Net income	$19,753	$4,816	$(916)	$(3,900)	$19,753

DynCorp International LLC and Subsidiaries
Unaudited Condensed Consolidating Statements of Operations Information
For the Three Months Ended December 28, 2007

		Subsidiary	Subsidiary
(Amounts in thousands)	LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenue	$468,086	$54,985	$79,000	$(79,000)	$523,071
Cost of services	(402,324)	(52,040)	(76,977)	79,000	(452,341)
Selling, general and administrative expenses	(25,873)	(2,486)	(636)	—	(28,995)
Depreciation and amortization expense	(10,857)	—	(53)	—	(10,910)

Operating income	29,032	459	1,334	—	30,825
Interest expense	(14,052)	—	—	—	(14,052)
Earnings from affiliates	1,253	—	—	—	1,253
Equity in income of subsidiaries, net of tax	1,466	125	—	(1,591)	—
Interest income	489	33	—	—	522
Other, net	380	—	—	—	380

Income before income taxes	18,568	617	1,334	(1,591)	18,928
Provision for income taxes	(6,608)	(296)	(64)	—	(6,968)
Minority interest	—	—	—	—	—

Net income	$11,960	$321	$1,270	$(1,591)	$11,960

DynCorp International LLC and Subsidiaries
Unaudited Condensed Consolidating Statements of Operations Information
For the Nine Months Ended January 2, 2009

		Subsidiary	Subsidiary
(Amounts in thousands)	LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenue	$1,603,886	$684,386	$296,721	$(296,721)	$2,288,272
Cost of services	(1,417,739)	(630,607)	(287,493)	296,721	(2,039,118)
Selling, general and administrative expenses	(60,614)	(19,249)	(487)	—	(80,350)
Depreciation and amortization expense	(30,529)	—	(65)	—	(30,594)

Operating income	95,004	34,530	8,676	—	138,210
Interest expense	(44,442)	—	—	—	(44,442)
Loss on extinguishment of debt	(4,443)	—	—	—	(4,443)
Earnings from affiliates	3,959	—	—	—	3,959
Equity in income of subsidiaries, net of tax	21,951	(201)	—	(21,750)	—
Interest income	1,729	6	16	—	1,751
Other, net	904	(111)	16	—	809

Income before income taxes	74,662	34,224	8,708	(21,750)	95,844
Provision for income taxes	(24,058)	(3,339)	(2,689)	—	(30,086)
Minority interest	—	(13,156)	(1,998)	—	(15,154)

Net income	$50,604	$17,729	$4,021	$(21,750)	$50,604

DynCorp International LLC and Subsidiaries
Unaudited Condensed Consolidating Statements of Operations Information
For the Nine Months Ended December 28, 2007

		Subsidiary	Subsidiary
(Amounts in thousands)	LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenue	$1,375,276	$191,577	$243,694	$(243,694)	$1,566,853
Cost of services	(1,185,687)	(178,103)	(237,966)	243,694	(1,358,062)
Selling, general and administrative expenses	(70,416)	(7,949)	(1,551)	—	(79,916)
Depreciation and amortization expense	(31,603)	—	(298)	—	(31,901)

Operating income	87,570	5,525	3,879	—	96,974
Interest expense	(42,247)	—	—	—	(42,247)
Earnings from affiliates	3,320	—	—	—	3,320
Equity in income of subsidiaries, net of tax	7,628	136	—	(7,764)	—
Interest income	2,149	53	—	—	2,202
Other, net	(162)	—	—	—	(162)

Income before income taxes	58,258	5,714	3,879	(7,764)	60,087
Provision for income taxes	(20,087)	(1,587)	(242)	—	(21,916)
Minority interest	—	—	—	—	—

Net income	$38,171	$4,127	$3,637	$(7,764)	$38,171

DynCorp International LLC and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
January 2, 2009

		Subsidiary	Subsidiary
(Amounts in thousands)	LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$140,549	$5,205	$4,826	$—	$150,580
Restricted cash	18,039	—	—	—	18,039
Accounts receivable, net	447,494	185,098	2,332	—	634,924
Prepaid expenses and other current assets	116,973	8,087	696	—	125,756

Total current assets	723,055	198,390	7,854	—	929,299
Property and equipment, net	14,199	3,555	268	—	18,022
Goodwill	398,559	21,621	—	—	420,180
Tradename	18,318	—	—	—	18,318
Other intangibles, net	137,265	13,886	—	—	151,151
Investment in subsidiaries	56,299	3,877	—	(60,176)	—
Other assets, net	37,067	212	—	—	37,279
Intercompany receivables	23,665	—	75,114	(98,779)	—

Total assets	$1,408,427	$241,541	$83,236	$(158,955)	$1,574,249

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$—	$—	$—
Accounts payable	111,036	96,794	1,286	—	209,116
Accrued payroll and employee costs	56,945	27,201	27,433	—	111,579
Deferred income taxes	1,927	—	—	—	1,927
Other accrued liabilities	71,181	10,737	39,664	—	121,582
Income taxes payable	4,326	—	1,021	—	5,347

Total current liabilities	245,415	134,732	69,404	—	449,551
Long-term debt, less current portion	615,903	—	—	—	615,903
Other long-term liabilities	12,060	53	8	—	12,121
Intercompany payables	38,375	60,404	—	(98,779)	—
Minority interest	11,848	—	—	—	11,848
Member’s equity	484,826	46,352	13,824	(60,176)	484,826

Total liabilities and member’s equity	$1,408,427	$241,541	$83,236	$(158,955)	$1,574,249

DynCorp International LLC and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
March 28, 2008

		Subsidiary	Subsidiary
(Amounts in thousands)	LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$79,484	$3,835	$2,060	$—	$85,379
Restricted cash	—	11,308	—	—	11,308
Accounts receivable, net	481,810	30,804	698	—	513,312
Prepaid expenses and other current assets	85,822	40,503	43	—	126,368

Total current assets	647,116	86,450	2,801	—	736,367
Property and equipment, net	11,087	4,049	306	—	15,442
Goodwill	398,559	21,621	—	—	420,180
Tradename	18,318	—	—	—	18,318
Other intangibles, net	162,261	13,885	—	—	176,146
Investment in subsidiaries	39,880	739	—	(40,619)	—
Other assets, net	36,236	20	—	—	36,256
Intercompany receivables	—	—	59,466	(59,466)	—

Total assets	$1,313,457	$126,764	$62,573	$(100,085)	$1,402,709

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$3,096	$—	$—	$—	$3,096
Accounts payable	132,146	16,533	108	—	148,787
Accrued payroll and employee costs	43,102	13,612	28,472	—	85,186
Other accrued liabilities	64,538	40,028	24,674	—	129,240
Income taxes payable	5,485	2,789	(29)	—	8,245

Total current liabilities	248,367	72,962	53,225	—	374,554
Long-term debt, less current portion	590,066	—	—	—	590,066
Other long-term liabilities	9,510	4,282	12	—	13,804
Intercompany payables	41,229	18,034	203	(59,466)	—
Member’s equity	424,285	31,486	9,133	(40,619)	424,285

Total liabilities and member’s equity	$1,313,457	$126,764	$62,573	$(100,085)	$1,402,709

DynCorp International LLC and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For the Nine Months Ended January 2, 2009

		Subsidiary	Subsidiary
(Amounts in thousands)	LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$92,578	$(41,000)	$18,617	$—	$70,195

Cash flows from investing activities:
Purchase of property and equipment	(3,407)	—	—	—	(3,407)
Other investing cash flows	(18,663)	—	—	—	(18,663)

Net cash used in investing activities	(22,070)	—	—	—	(22,070)
Cash flows from financing activities:
Net transfers from (to) Parent	(26,519)	42,370	(15,851)	—	—
Borrowing under revolving line of credit	323,751	—	—	—	323,751
Payments on credit facilities	(301,129)	—	—	—	(301,129)
Other financing activities	(5,546)	—	—	—	(5,546)

Net cash used in financing activities	(9,443)	42,370	(15,851)	—	17,076
Net decrease in cash and cash equivalents	61,065	1,370	2,766	—	65,201
Cash and cash equivalents, beginning of period	79,484	3,835	2,060	—	85,379

Cash and cash equivalents, end of period	$140,549	$5,205	$4,826	$—	$150,580

DynCorp International LLC and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For the Nine Months Ended December 28, 2007

		Subsidiary	Subsidiary
(Amounts in thousands)	LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$(26,056)	$(9,970)	$(13,230)	$—	$(49,256)

Cash flows from investing activities:
Purchase of property and equipment	(2,822)	—	—	—	(2,822)
Other investing cash flows	(4,419)	—	—	—	(4,419)

Net cash used in investing activities	(7,241)	—	—	—	(7,241)
Cash flows from financing activities:
Net transfers from (to) Parent	(21,081)	7,273	13,808	—	—
Borrowing under revolving line of credit	13,500	—	—	—	13,500
Payments on credit facility	(37,058)	—	—	—	(37,058)
Other financing activities	(8,819)	—	—	—	(8,819)

Net cash used in financing activities	(53,458)	7,273	13,808	—	(32,377)
Net decrease in cash and cash equivalents	(86,755)	(2,697)	578	—	(88,874)
Cash and cash equivalents, beginning of period	95,458	5,212	1,785	—	102,455

Cash and cash equivalents, end of period	$8,703	$2,515	$2,363	$—	$13,581

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
As of January 2, 2009, the Company held certain assets and had incurred certain liabilities that are required to be measured at fair value on a recurring basis. These included cash equivalents (including restricted cash) and interest rate derivatives. Cash equivalents consist of petty cash, cash in-bank and short-term, highly liquid, income-producing investments with original maturities of 90 days or less. The Company’s interest rate derivatives, as further described in Note 10, consist of interest rate swap contracts. The fair values of the interest rate swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these interest rate swap contracts as Level 2. The Company has consistently applied these valuation techniques in all periods presented.

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at January 2, 2009, were as follows:
Fair Value Measurements at Reporting Date Using

	Book value of
	financial	Quoted Prices in
	assets/(liabilities)	Active Markets	Significant Other	Significant
	as of January 2,	for Identical	Observable Inputs	Unobservable
(Amounts in thousands)	2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Cash equivalents(1)	$168,619	$168,619	$—	$—

Total assets measured at fair value	$168,619	$168,619	$—	$—

Liabilities
Interest rate derivatives	$8,727	$—	$8,727	$—

Total liabilities measured at fair value	$8,727	$—	$8,727	$—

(1)	Includes cash and cash equivalents and restricted cash.
Note 13—Joint Ventures and Related Parties
Amounts due from the Company’s unconsolidated joint ventures totaled $8.9 million and $2.1 million as of January 2, 2009 and March 28, 2008, respectively. These receivables are a result of items purchased and services rendered by the Company on behalf of the Company’s unconsolidated joint ventures. The Company has assessed these receivables as having minimal collection risk based on the historic experience with these joint ventures and the Company’s inherent influence through its ownership interest. The change in these receivables from March 28, 2008 to January 2, 2009 resulted in a use of operating cash for the nine months ended January 2, 2009 of $6.8 million. The related revenue associated with the Company’s unconsolidated joint ventures totaled $2.1 million and $16.1 million for the three and nine months ended January 2, 2009, respectively, and $3.2 million and $5.1 million for the three and nine months ended December 28, 2007.
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
As a result of the DIFZ sale, the Company currently holds three promissory notes from Palm for the purchase price which totaled $8.2 million. The notes are included in Prepaid expenses and other assets and in Other assets on our consolidated balance sheet for the short and long term portions, respectively. As of January 2, 2009, the loan balance outstanding with Palm was $8.3 million, including accrued interest of $0.1 million. As indicated in Note 8, accrued interest is recorded in member’s units.
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
Maintenance and Technical Support Services, or MTSS segment, consists of its original components and DynMarine Services, which was previously reported under the GS segment.
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements. All prior periods presented have been recast to reflect the new segment reporting.

	Three Months Ended
(Amounts in thousands)	January 2, 2009	December 28, 2007
Revenue
International Security Services	$465,757	$265,722
Logistics and Construction Management	90,423	73,064
Maintenance and Technical Support Services	237,842	184,285
Other/elimination	(1,695)	—

Total revenue	$792,327	$523,071

Operating Income
International Security Services	$33,167	$20,576
Logistics and Construction Management	536	5,016
Maintenance and Technical Support Services	17,880	5,233

Total operating income	$51,583	$30,825

Depreciation and amortization
International Security Services	$6,671	$7,153
Logistics and Construction Management	675	804
Maintenance and Technical Support Services	2,683	2,953

Total depreciation and amortization	$10,029	$10,910

	Nine Months Ended
(Amounts in thousands)	January 2, 2009	December 28, 2007
Revenue
International Security Services	$1,343,467	$825,134
Logistics and Construction Management	269,351	183,815
Maintenance and Technical Support Services	679,449	557,904
Other/elimination	(3,995)	—

Total revenue	$2,288,272	$1,566,853

Operating Income
International Security Services	$108,545	$78,069
Logistics and Construction Management	(16,451)	4,674
Maintenance and Technical Support Services	46,116	14,231

Total operating income	$138,210	$96,974

Depreciation and amortization
International Security Services	$20,297	$21,198
Logistics and Construction Management	2,144	2,102
Maintenance and Technical Support Services	8,153	8,601

Total depreciation and amortization	$30,594	$31,901

	As of
(Amounts in thousands)	January 2, 2009	March 28, 2008

Assets
International Security Services	$795,198	$725,775
Logistics and Construction Management	204,975	199,088
Maintenance and Technical Support Services	342,431	336,721
Corporate/other(1)	231,645	141,125

Total assets	$1,574,249	$1,402,709

(1)	Assets primarily include cash, deferred income taxes, and deferred debt issuance cost.

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
COMPANY OVERVIEW
We are a leading provider of specialized mission-critical professional and support services outsourced by the U.S. military, non-military U.S. governmental agencies and foreign governments. Our specific global expertise is in law enforcement training and support, security services, base and logistics operations, construction management, aviation services and operations, and linguist services. We also provide logistics support for all our services, through approximately 47 active contracts ranging in duration from three to ten years and over 100 task orders. As of January 2, 2009, we had approximately 21,000 employees in approximately 30 countries. DynCorp International and its predecessors have provided essential services to numerous U.S. government departments and agencies since 1951.
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
Operations Maintenance and Construction Management — This operating unit provides facility and equipment maintenance and control, custodial and administrative services. In addition, it provides civil, electrical, infrastructure, environmental and mechanical engineering and construction management services.
Maintenance and Technical Support Services
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
Aviation and Maintenance Services — Provides aircraft fleet maintenance and modification services, ground vehicle maintenance and modification services, marine services, pilot and maintenance training, logistics support, air traffic control services, base and depot operations, program management and engineering services. These services are offered on a domestic and international basis.
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

•	An increase in the level and frequency of overseas deployments and peace-keeping operations for the DoS, DoD and United Nations;

•	Increased maintenance, overhaul and upgrade needs to support aging military platforms;

•	Increased outsourcing by foreign militaries of maintenance, supply support, facilities management, training and construction management-related services; and

•
The shift from single award to more multiple award indefinite delivery, indefinite quantity (“IDIQ”) contracts, which may offer us an opportunity to increase revenue under these contracts by competing for task orders with the other contract awardees.

We believe that the cost of current and proposed economic stimulus packages and other initiatives undertaken by the Federal government in connection with the current economic crisis will likely have an eventual negative impact on the defense budget. We believe, however, that within the defense budget, weapon system acquisitions will be the most likely initial target for budget reductions, and operations and maintenance budgets will remain robust, driven by (i) the need to reset equipment coming out of Iraq, (ii) the logistics and support chain associated with repositioning of forces and eventual draw down in Iraq and (iii) deployments into Afghanistan.
Initial statements from the new Obama administration indicate that the President will seek to withdraw troops from Iraq, specifically U.S. combat forces by as early as mid-2010. The new administration also has indicated that it will support an expanded presence in Afghanistan of additional U.S. troops. Based on the foregoing, we expect our level of business involving Iraq to be relatively stable over the next few years, with demand remaining strong for logistics, equipment reset, training and mentoring of Iraqi forces and government agencies and translation services to support security and peacekeeping activities. In Afghanistan, we believe we are well positioned to capitalize on any increased U.S. government focus through many of our service offerings, including police training and mentoring, aircraft logistics and operations, infrastructure development, mine resistant and ambush protected (“MRAP”) services, poppy eradication and logistics services under LOGCAP IV.
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
Furthermore, we believe that our current sources of liquidity will enable us to continue to perform under our existing contracts and further grow our business. However, a sustained credit crisis could adversely affect our ability to obtain additional liquidity or refinance existing indebtedness on acceptable terms or at all, which could adversely affect our business, financial condition and results of operations.
See “Part II — Other Information — Item 1A. Risk Factors — Current or worsening economic conditions could impact our business.”

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
Current Events
The results of our operations for the three and nine months ended January 2, 2009 exceeded expectations across our core business areas with the exception of our Afghanistan construction contracts, within our LCM segment, which encountered cost overruns due to significant challenges, including the deteriorating security situation. Management has determined that several of our Afghanistan construction contracts will operate at a loss or at margins approaching zero over their contract terms. We do not expect to bid any similar firm fixed priced contracts without revised terms and conditions.
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

Our historical contract mix by type, as a percentage of revenue, is indicated in the table below.

	Three Months Ended		Nine Months Ended
	January 2, 2009	December 28, 2007	January 2, 2009	December 28, 2007
Fixed Price	23.6%	41.2%	27.6%	40.4%
Time-and-Materials	23.1%	32.8%	24.4%	34.5%
Cost-Reimbursement	53.3%	26.0%	48.0%	25.1%

	100%	100%	100%	100%
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
The following table sets forth our approximate contracted backlog as of the dates indicated:

	January 2,	March 28,
(in millions)	2009	2008
Funded Backlog	$1,485	$1,164
Unfunded Backlog	5,067	4,797

Total Backlog	$6,552	$5,961

Total backlog as of January 2, 2009 was $6.6 billion, as compared to $6.0 billion as of March 28, 2008, primarily due to the award of the War Reserve Materiel recompete during the first quarter of the fiscal year. As of January 2, 2009 and March 28, 2008, total backlog related to GLS was $3.3 billion and $3.5 billion, respectively, and is incorporated in the table above.
ESTIMATED REMAINING CONTRACT VALUE
Our estimated remaining contract value represents total backlog plus management’s estimate of future revenue under IDIQ contracts for task or delivery orders that have not been awarded. Future revenue represents management’s estimate of revenue that will be recognized from future task or delivery orders through the end of the term and is based on our experience under such IDIQ contracts and management judgments and estimates as to future performance. Although we believe our estimates are reasonable, there can be no assurance that our existing contracts will result in actual revenue in any particular period or at all. Our estimated remaining contract value could vary or even change significantly depending upon various factors, including government policies, government budgets and appropriations, the accuracy of our estimates of work to be performed under time and material contracts and whether we successfully compete with any multiple bidders in IDIQ contracts. The Company’s estimated remaining contract value as of January 2, 2009 increased to $9.7 billion from $7.5 billion as of March 28, 2008, primarily due to the successful recompete of the Contract Field Teams contract.
RESULTS OF OPERATIONS
The Company reports its results on a 52/53-week fiscal year, with the fiscal year ending on the Friday closest to March 31 of such year (April 3, 2009 for fiscal year 2009, which is a 53-week fiscal year). The nine-month fiscal period ended January 2, 2009 was a 40-week period from March 29, 2008 to January 2, 2009. The nine-month fiscal period ended December 28, 2007 was a 39-week period from March 31, 2007 to December 28, 2007.

Consolidated
The following tables set forth, for the periods indicated, our consolidated results of operations, both in dollars and as a percentage of revenue:

	Three Months Ended
(Amounts in thousands)	January 2, 2009		December 28, 2007

Revenue	$792,327	100.0%	$523,071	100.0%
Cost of services	(704,210)	(88.9%)	(452,341)	(86.5%)
Selling, general and administrative expenses	(26,505)	(3.3%)	(28,995)	(5.5%)
Depreciation and amortization expense	(10,029)	(1.3%)	(10,910)	(2.1%)

Operating income	51,583	6.5%	30,825	5.9%
Interest expense	(15,322)	(1.9%)	(14,052)	(2.7%)
Loss on early extinguishment of debt	—	0.0%	—	0.0%
Earnings from affiliates	1,319	0.2%	1,253	0.2%
Interest income	730	0.1%	522	0.1%
Other income, net	(856)	(0.1%)	380	0.1%

Income before taxes	37,454	4.7%	18,928	3.6%
Provision for income tax (as a percentage of income before tax)	(11,639)	(31.1%)	(6,968)	(36.8%)

Income before minority interest	25,815	3.3%	11,960	2.3%

Minority interest	(6,062)	(0.8%)	—	0.0%

Net income	$19,753	2.5%	$11,960	2.3%

	Nine Months Ended
(Amounts in thousands)	January 2, 2009		December 28, 2007

Revenue	$2,288,272	100.0%	$1,566,853	100.0%

Cost of services	(2,039,118)	(89.1%)	(1,358,062)	(86.7%)
Selling, general and administrative expenses	(80,350)	(3.5%)	(79,916)	(5.1%)
Depreciation and amortization expense	(30,594)	(1.3%)	(31,901)	(2.0%)

Operating income	138,210	6.0%	96,974	6.2%
Interest expense	(44,442)	(1.9%)	(42,247)	(2.7%)
Loss on early extinguishment of debt	(4,443)	(0.2%)	—	0.0%
Earnings from affiliates	3,959	0.2%	3,320	0.2%
Interest income	1,751	0.1%	2,202	0.1%
Other income, net	809	0.0%	(162)	0.0%

Income before taxes	95,844	4.2%	60,087	3.8%
Provision for income tax (as a percentage of income before tax)	(30,086)	(31.4%)	(21,916)	(36.5%)

Income before minority interest	65,758	2.9%	38,171	2.4%
Minority interest	(15,154)	(0.7%)	—	0.0%

Net income	$50,604	2.2%	$38,171	2.4%

Revenue — Revenue for the three and nine months ended January 2, 2009 increased $269.3 million, or 51.5%, and $721.4 million, or 46.0%, respectively, as compared with the three and nine months ended December 28, 2007. The increase, as more fully described in the results by segment, is principally due to growth from new contracts such as the Intelligence and Security Command (“INSCOM”) contract.
Cost of services — Cost of services are comprised of direct labor, direct material, subcontractor costs, other direct costs and overhead. Other direct costs include travel, supplies and other miscellaneous costs. Costs of services for the three and nine months ended January 2, 2009 increased by $251.9 million, or 55.7% and $681.1 million, or 50.1%, respectively compared with the three and nine months ended December 28, 2007 and was primarily a result of revenue growth. As a percentage of revenue, costs of services increased to 88.9% and 89.1%, respectively, for the three and nine months ended January 2, 2009 as compared to 86.5% and 86.7%, respectively, for the three and nine months ended December 28, 2007, primarily as a result of a change in contract mix, with the INSCOM contract and changes in portions of the CIVPOL contract increasing our percentage of revenue from cost type contracts. Cost overruns by our Afghanistan construction contracts as further described below, also contributed to the change.
Selling, general and administrative expenses (“SG&A”) — SG&A primarily relates to functions such as management, legal, finance, accounting, contracts and administration, human resources, management information systems, purchasing and business development. SG&A for the three and nine months ended January 2, 2009 decreased $2.5 million, or 8.6%, and increased $0.4 million, or 0.5%, respectively, compared with the three and nine months ended December 28, 2007. SG&A for the three months ended January 2, 2009 decreased primarily as a result of lean infrastructure initiatives focused on controlling SG&A costs. SG&A for the nine months ended January 2, 2009 increased as a result of growth in our underlying business, various initiatives to improve organizational capability and compliance, systems improvements and severance costs, offset in part by implementing lean infrastructure initiatives which controlled SG&A growth relative to revenue growth during the nine months ended January 2, 2009. SG&A as a percentage of revenue decreased to 3.3% and 3.5% for the three and nine months ended January 2, 2009, respectively, compared to 5.5% and 5.1% for the respective three and nine month periods ended December 28, 2007.
Interest expense — Interest expense for the three and nine months ended January 2, 2009 increased by $1.3 million, or 9.0%, and $2.2 million, or 5.2%, respectively, as compared with the three and nine months ended December 28, 2007. The interest expense incurred relates to our Credit Facility, senior subordinated notes and amortization of deferred financing fees. The increase in interest expense is primarily due to a higher average outstanding debt balance and higher average interest rates as a result of our new debt financing. In addition to the change in interest expense, deferred financing fees associated with our prior debt were also written-off as further discussed in Note 5. The impact of this write-off is separately disclosed in our consolidated statements of income.
Income tax expense — Our effective tax rate of 31.1% and 31.4% for the three and nine months ended January 2, 2009, respectively, decreased from 36.8% and 36.5% for the respective three and nine months ended December 28, 2007. Our effective tax rate was impacted by the tax treatment of our GLS and DIFZ joint ventures which are not consolidated for tax purposes but rather are taxed as partnerships under the Internal Revenue Code.
Impact of our Afghanistan Construction Contracts
For the three and nine months ended January 2, 2009, revenue from our Afghanistan construction contracts was $15.5 million and $59.9 million, respectively. There was $0.2 million of revenue from Afghanistan construction contracts for the three and nine months ended December 28, 2007. Our remaining revenue through completion of these contracts in our third quarter of fiscal year 2010 is expected to be approximately $125 million.
As discussed in “Current Operating Conditions and Outlook — Current Events” above, our construction business encountered operational difficulties starting in the second quarter of fiscal year 2009, which resulted in higher non-reimbursable delivery costs and contractual milestone delays. As a result, a contract loss reserve and associated provision, specific to a large fixed price type construction contract in Afghanistan, were estimated and recorded during the second quarter of fiscal year 2009 which totaled $18.4 million. During the third quarter of fiscal year 2009, we continued to encounter challenges despite significant progress and improvements on this construction project. Based on our assessment of the current status of this project and considering the current security environment in Afghanistan, an additional contract loss of $2.1 million was recorded in the third quarter of fiscal year 2009. Utilization of the contract loss reserve through January 2, 2009 was $10.4 million.

The recording of the additional loss also triggered an interim assessment of goodwill for potential impairment, as further discussed in Note 3 to our financial statements. As a result of this assessment, we concluded that no goodwill impairment had occurred.
Additionally, revisions were made to the estimated margins on all other fixed priced Afghanistan construction contracts within the OMCM strategic business unit, resulting in a reduction to gross profit of $6.1 million during the second quarter of fiscal year 2009. No further adjustments were made during the third quarter of fiscal year 2009. These fixed price Afghanistan construction contracts are expected to operate with margins at or approaching zero over their remaining contract terms.
The contract loss provision and revisions to estimated margins are based on the best information currently available. Although we believe that these amounts have been estimated appropriately, there can be no assurance that future events will not require us to revise these estimates.
Results by Segment
The following table sets forth the revenue and operating income for our ISS, LCM and MTSS operating segments, both in dollars and as a percentage of our consolidated revenue for segment revenue and as a percentage of our consolidated operating income for segment specific operating income, for the three and nine months ended January 2, 2009 as compared to the fiscal three and nine months ended December 28, 2007.
Three Months Ended January 2, 2009 Compared to Three Months Ended December 28, 2007

	Three Months Ended
(Amounts in thousands)	January 2, 2009		December 28, 2007

Revenue
International Security Services	$465,757	58.8%	$265,722	50.8%
Logistics and Construction Management	90,423	11.4%	73,064	14.0%
Maintenance and Technical Support Services	237,842	30.0%	184,285	35.2%
Other/elimination	(1,695)	-0.2%	—	0.0%

Consolidated	$792,327	100.0%	$523,071	100.0%
Operating Income & Margin
International Security Services	$33,167	7.1%	$20,576	7.7%
Logistics and Construction Management	536	0.6%	5,016	6.9%
Maintenance and Technical Support Services	17,880	7.5%	5,233	2.8%

Consolidated	$51,583	6.5%	$30,825	5.9%
International Security Services
Revenue — Revenue for the three months ended January 2, 2009 increased $200.0 million, or 75.3%, as compared with the three months ended December 28, 2007. The increase primarily resulted from the following:
Law Enforcement and Security: Revenue increased $13.2 million, or 8.2%, primarily due to increases in our security services in Iraq, Palestine, Liberia, Haiti and Qatar, offset by a decline in security services in Afghanistan. Revenue from our civilian police services in Iraq increased $16.4 million primarily due to higher personnel levels. As a result of new contracts started in early fiscal year 2009, we provided civilian police and security services in Palestine, Haiti and Liberia, which contributed $6.2 million, $1.1 million and $0.8 million, respectively, in increased revenue for the period. These increases were offset by a decline in Afghanistan, which was a result primarily of a shift from a fixed price contract structure in fiscal year 2008 to a cost reimbursable contract structure in fiscal year 2009. Revenue also was impacted by fewer supplies and equipment sales to the customer in Afghanistan during the three months ended January 2, 2009 as compared to the three months ended December 28, 2007.

Specialty Aviation and Counter-drug Operations: Revenue decreased $10.6 million, or 10.3%, primarily due to a decline in our International Narcotics Law Enforcement programs resulting from scope reductions, offset by new contracts associated with security and drug eradication training in Afghanistan.
Global Linguist Solutions: Revenue was $199.0 million for the INSCOM contract through our GLS joint venture, which began in the fourth quarter of fiscal year 2008. Revenue also benefited from the recognition of the GLS award fee of $7.8 million for the quarter. The award fee is based on achieving specific contract performance criteria, such as operational fill rates. Based on our contract performance history to date, we anticipate the ability to accrue award fees through the remaining life of the contract.
Operating Income — Operating income for the three months ended January 2, 2009 increased $12.6 million, or 61.2%, as compared with the three months ended December 28, 2007. The increase primarily resulted from the following:
Law Enforcement and Security: Operating income decreased $6.3 million, or 22.6%, due to declining margins, primarily in our Civilian Police services. This margin decline resulted from a shift in portions of our task orders for these services from fixed price type in the prior fiscal year to cost reimbursable in the current fiscal year.
Specialty Aviation and Counter-drug Operations: Operating income increased $0.3 million, or 3.4%, primarily due to higher margins on several new security and drug eradication training contracts in Afghanistan, offset by lower revenue for the fiscal quarter.
Global Linguist Solutions: Operating income was $10.4 million for GLS for the three months ended January 2, 2009. Operating income benefited from GLS revenue, including the accrual of the GLS award fee of $7.8 million, which represents the award earned or accrued during the quarter. The award fee is based on achieving specific contract performance criteria, such as operational fill rates.
General SG&A Factors: SG&A expense declined for the three months ended January 2, 2009, as compared to the three months ended December 28, 2007. The decline in SG&A expense in the current period as compared to the prior period, was primarily a result of improved SG&A cost management during the current period. This SG&A decline contributed positively to operating income growth for the fiscal quarter.
Logistics and Construction Management
Revenue — Revenue for the three months ended January 2, 2009 increased $17.4 million, or 23.8%, as compared with the three months ended December 28, 2007. The increase primarily resulted from the following:
Contingency and Logistics Operations: Revenue increased by $1.0 million, or 2.2%, primarily due to the expansion of operations services in the Philippines, which increased $9.7 million. Revenue also benefited from our continued support services, primarily through providing temporary housing in response to the severe flooding in Iowa during the summer of 2008 and increased services provided in Sudan. These increases were offset by a decline in our Africa Peacekeeping program, primarily a result of reductions in current work levels within this program.
Operations Maintenance and Construction Management: Revenue increased $15.2 million, or 56.3%, primarily due to continued progress on our Afghanistan construction projects and contract closeout activities for a construction project in Nigeria. As discussed above in “—Results of Operations—Consolidated—Impact of our Afghanistan Construction Contracts,” due to significant challenges on several Afghanistan construction contracts resulting partly from the deteriorating security situation in that country, we do not expect to bid on any similar fixed-price contracts without revised terms and conditions. This may impact future revenue in this segment by limiting the construction opportunities available to us.

Operating Income — Operating income for the three months ended January 2, 2009 decreased $4.5 million, or 89.3%, as compared with the three months ended December 28, 2007. The decrease primarily resulted from the following:
Contingency and Logistics Operations: Operating income decreased by $0.9 million, or 35.7%, for the three months ended January 2, 2009, as compared to the three months ended December 28, 2007. The decrease was primarily driven by higher costs in the current quarter related to the ramp-up of our new LOGCAP IV contract, which was awarded in early fiscal year 2009. Currently, LOGCAP IV does not contribute significantly to revenue but incurs costs associated with contract set-up and other overhead costs. Additionally, several programs which contributed positively to revenue growth in the quarter did not contribute to operating income since we have not yet recognized award fees. We anticipate an increase in operating income associated with these projects once we have completed portions of the projects and recognize award fees as revenue in accordance with our policies.
Operations Maintenance and Construction Management: Operating income increased by $0.2 million, or 21.2%, for the three months ended January 2, 2009, as compared to the three months ended December 28, 2007, primarily due to contract closeout activities for a construction project in Nigeria. Partially offsetting the increase was the additional contract loss provision associated with a specific construction project in Afghanistan, as discussed above in “—Results of Operations—Consolidated—Impact of our Afghanistan Construction Contracts.”
Maintenance and Technical Support Services
Revenue — Revenue for the three months ended January 2, 2009 increased $53.6 million, or 29.1%, as compared with the three months ended December 28, 2007. The increase primarily resulted from the following:
Contract Logistics Support: Revenue increased $18.8 million, or 36.7%, primarily due to higher deliveries of support equipment associated with our C-21 and Life Cycle Contractor Support (“LCCS”) programs. This increase is primarily due to scope increases from the U.S. government for spending related to the global war on terror.
Field Service Operations: Revenue increased $12.6 million, or 15.7%, primarily due to a new contract for logistics services at Fort Campbell, which started in May 2008, and additional revenue from higher personnel levels in our CFT program.
Aviation and Maintenance Services: Revenue increased $22.0 million, or 41.4%, primarily due to increased work associated with MRAP vehicles and increased revenue associated with our General Maintenance Corps contract. These increases were offset by a decline in our marine services and a decrease in threat management systems work.
Operating Income — Operating income for the three months ended January 2, 2009 increased $12.6 million, to $17.9 million, as compared to $5.2 million for the three months ended December 28, 2007. The increase primarily resulted from the following:
Contract Logistics Support: Operating income for the three months ended January 2, 2009 increased by $4.2 million, to $4.8 million, as compared to operating income of $0.6 million for the three months ended December 28, 2007. The positive results were primarily due to improved project management in several key programs.
Field Service Operations: Operating income increased $0.5 million, or 10.4%, for the three months ended January 2, 2009, as compared to the three months ended December 28, 2007, driven primarily by increased revenue.
Aviation and Maintenance Services: Operating income increased $8.6 million, or 193.6%, for the three months ended January 2, 2009, as compared to the three months ended December 28, 2007, primarily due to increased revenue in key high-margin service areas such as our MRAP program.

Nine Months Ended January 2, 2009 Compared to Nine Months Ended December 28, 2007

	Nine Months Ended
(Amounts in thousands)	January 2, 2009		December 28, 2007

Revenue
International Security Services	$1,343,467	58.7%	$825,134	52.7%
Logistics and Construction Management	269,351	11.8%	183,815	11.7%
Maintenance and Technical Support Services	679,449	29.7%	557,904	35.6%
Other/elimination	(3,995)	-0.2%	—	0.0%

Consolidated	$2,288,272	100.0%	$1,566,853	100.0%
Operating Income & Margin
International Security Services	$108,545	8.0%	$78,069	9.5%
Logistics and Construction Management	(16,451)	(6.1)%	4,674	2.5%
Maintenance and Technical Support Services	46,116	6.8%	14,231	2.6%

Consolidated	$138,210	6.0%	$96,974	6.2%
International Security Services
Revenue — Revenue for the nine months ended January 2, 2009 increased $518.3 million, or 62.8%, as compared with the nine months ended December 28, 2007. The increase primarily resulted from the following:
Law Enforcement and Security: Revenue increased $8.9 million, or 1.7%, primarily due to increases in our security services in Iraq, Palestine, Liberia, Haiti and Qatar, offset by a decline in Afghanistan. Revenue from our civilian police services in Iraq increased $7.5 million primarily due to higher personnel levels offset by non-recurring revenue from fiscal year 2008 related to transition of our operations from leased facilities to customer furnished facilities in May 2007. Revenue also increased $19.7 million under our Palestinian security sector program for which we provide equipment and supplies in addition to security services. We benefited from new contracts started in early fiscal year 2009, through which we provide civilian police and security services in Liberia, Haiti and Qatar. These contracts contributed $3.0 million, $2.8 million and $2.4 million, respectively, in increased revenue for the period. These increases were offset by the decline in Afghanistan which was a result primarily from non-recurring revenue recognized in the prior year associated with our construction of a camp facility, completed in August 2007. Also contributing to the revenue decline in Afghanistan was the shift in contract structure specific to our services providing supplies and equipment, from a fixed price contract structure in fiscal year 2008 to a cost reimbursable contract structure in fiscal year 2009. The impact of the change in contract structure was further amplified by a reduction in the volume of supplies and equipment provided to customers in Afghanistan during the nine months ended January 2, 2009 as compared to the nine months ended December 28, 2007.
Specialty Aviation and Counter-drug Operations: Revenue decreased $7.1 million, or 2.3%, primarily due to declines in our International Narcotics Law Enforcement programs as a result of program scope reductions offset by new contracts associated with security and drug eradication training in Afghanistan.
Global Linguist Solutions: Revenue was $518.7 million for the INSCOM contract, which we perform through our GLS joint venture. Revenue also benefited from the recognition of the GLS award fee of $22.2 million, which represents the award earned or accrued since the contract’s inception. The award fee is based on achieving specific contract performance criteria, such as operational fill rates.
Operating Income — Operating income for the nine months ended January 2, 2009 increased $30.5 million, or 39.0%, as compared with the nine months ended December 28, 2007. The increase primarily resulted from the following:
Law Enforcement and Security: Operating income decreased $23.9 million, or 23.9%, primarily due to declining margins in our civilian police services. This margin decline resulted from a shift in portions of our task orders for supplies and equipment related to these services from primarily fixed price type in the prior period to cost reimbursable type contracts in the current period.
Specialty Aviation and Counter-drug Operations: Operating income increased $10.3 million, or 59.0%, primarily due to higher margins on several new security and drug eradication training contracts in Afghanistan.

Global Linguist Solutions: Operating income was $29.4 million for GLS for the nine months ended January 2, 2009. Operating income benefited from GLS revenue, including the accrual of the GLS award fee of $22.2 million, which represents the award earned or accrued since the contract’s inception. The award fee is based on achieving specific contract performance criteria, such as operational fill rates.
General SG&A Factors: SG&A expense declined for the nine months ended January 2, 2009, as compared to the nine months ended December 28, 2007. The decline in SG&A expense in the current period as compared to the prior period, was principally a result of prior period proposal costs associated with the INSCOM contract combined with improved SG&A cost management during the current period. This SG&A decline contributed positively to operating income growth for the fiscal quarter.
Logistics and Construction Management
Revenue — Revenue for the nine months ended January 2, 2009 increased $85.5 million, or 46.5%, as compared with the nine months ended December 28, 2007. The increase primarily resulted from the following:
Contingency and Logistics Operations: Revenue increased by $23.9 million, or 24.8%, for the nine months ended January 2, 2009, as compared to the nine months ended December 28, 2007. This increase was primarily due to the expansion of operations services in the Philippines, which increased $14.9 million. Revenue also benefited from an increase in our support services, primarily through providing temporary housing in response to the severe flooding in Iowa during the summer of 2008, adding $12.0 million in additional revenue as compared to the prior period. These increases were primarily offset by a decline in our Africa Peacekeeping program, primarily a result of reductions in current work levels within this program.
Operations Maintenance and Construction Management: Revenue increased $59.7 million, or 68.3%, for the nine months ended January 2, 2009, as compared to the nine months ended December 28, 2007, primarily due to our construction projects in Africa and Afghanistan. As discussed above in “—Results of Operations—Consolidated—Impact of our Afghanistan Construction Contracts,” due to significant challenges on several Afghanistan construction contracts resulting partly from the deteriorating security situation in that country, we do not expect to bid on any similar fixed-price contracts without revised terms and conditions. This strategic decision may impact future revenue in this segment by limiting the construction opportunities available to us.
Operating Income — Operating income decreased $21.1 million, to an operating loss of $16.5 million, for the nine months ended January 2, 2009, as compared to operating income of $4.7 million for the nine months ended December 28, 2007. The decrease primarily resulted from the following:
Contingency and Logistics Operations: Operating income decreased $1.4 million, or 19.9%, for the nine months ended January 2, 2009, as compared to the nine months ended December 28, 2007. We experienced higher costs in the current period related to the ramp-up of our new LOGCAP IV contract which was awarded in early fiscal year 2009. Currently, LOGCAP IV incurs costs associated with contract set-up and other overhead costs without a significant revenue contribution.
Operations Maintenance and Construction Management: Operating loss was $16.3 million for the nine months ended January 2, 2009, as compared to operating income of $1.7 million for the nine months ended December 28, 2007. As discussed above in “—Results of Operations—Consolidated—Impact of our Afghanistan Construction Contracts,” the operating loss in the current period was the result of a contract loss provision associated with a specific construction project in Afghanistan and adjustment to our estimated margins on several other Afghanistan construction projects.

Maintenance and Technical Support Services
Revenue — Revenue for the nine months ended January 2, 2009 increased $121.5 million, or 21.8%, as compared with the nine months ended December 28, 2007. The increase primarily resulted from the following:
Contract Logistics Support: Revenue increased $35.6 million, or 23.5%, primarily due to higher deliveries of support equipment associated with our C-21 and LCCS programs. This increase is primarily due to scope increases from the U.S. government for spending related to the global war on terror.
Field Service Operations: Revenue increased $27.6 million, or 11.1%, for the nine months ended January 2, 2009, as compared to the nine months ended December 28, 2007, primarily due to a new contract for logistics services at Fort Campbell which started in May 2008 and additional revenue from higher personnel levels in our CFT program.
Aviation and Maintenance Services: Revenue increased $56.8 million, or 36.0%, for the nine months ended January 2, 2009, as compared to the nine months ended December 28, 2007, primarily due to increased work associated with MRAP vehicles and increased revenue associated with our General Maintenance Corps contract. These increases were partially offset by declines in our marine services, Columbus Air Force Base support services and in our threat management systems work.
Operating Income — Operating income for the nine months ended January 2, 2009 increased $31.9 million, to $46.1 million, as compared to $14.2 million for the nine months ended December 28, 2007. The increase primarily resulted from the following:
Contract Logistics Support: Operating income for the nine months ended January 2, 2009 increased by $8.0 million, to $7.2 million as compared to a $0.7 loss for the nine months ended December 28, 2007. The positive results were primarily due to improved project management in several key programs.
Field Service Operations: Operating income increased $2.5 million, or 16.1%, for the nine months ended January 2, 2009, as compared to the nine months ended December 28, 2007, primarily due to increased revenue.
Aviation and Maintenance Services: Operating income increased $23.9 million, or 220.2%, for the nine months ended January 2, 2009, as compared to the nine months ended December 28, 2007, primarily due to increased revenue and improved margins in our MRAP program.
LIQUIDITY AND CAPITAL RESOURCES
Cash generated by operations and borrowings available under our Revolving Facility are our primary sources of short-term liquidity. Based on our current level of operations, we believe our cash flow from operations and our available borrowings under our Revolving Facility will be adequate to meet our liquidity needs for at least the next twelve months. However, we cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our Revolving Facility in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs.
We are required, under certain circumstances as defined in our Credit Facility, to use a percentage of cash generated from operations to reduce the outstanding principal of our Term Loan. The actual amount of the required repayment if any, in respect to fiscal year 2009, could vary significantly based on such factors as the timing of cash receipts and cash payments near fiscal year end. Because of this, we cannot make a reasonable estimate of our required repayment if any, in respect to fiscal year 2009. In the event a repayment is required to be made, which would be paid during our first quarter of fiscal year 2010, we anticipate utilizing borrowings under our Revolving Facility to make sure payment.
Cash Flow Analysis
The following table sets forth cash flow data for the periods indicated.

	Nine Months Ended
(Amounts in thousands)	January 2, 2009	December 28, 2007
Net Cash provided by (used in) operating activities	$70,195	$(49,256)
Net Cash (used in) investing activities	(22,070)	(7,241)
Net Cash provided by (used in) financing activities	17,076	(32,377)

Cash provided by operating activities for the nine months ended January 2, 2009 was $70.2 million as compared to $49.3 million cash used for operations for the nine months ended December 28, 2007. Our positive operating cash flow for the period was primarily the result of higher cash generated from operations offset by a reduction in cash from an increase in our net working capital. Cash generated from operations benefited from our continued revenue growth from new contracts. The change in net working capital was primarily due to an increase in accounts receivable. Net of revenue growth, our accounts receivable actually declined due to improved collection efforts implemented during the nine months ended January 2, 2009. As a result of these efforts, days sales outstanding, a key metric utilized by management to monitor collection efforts on accounts receivable, decreased from 92 days as of December 28, 2007 to 69 days as of January 2, 2009.
Cash used in investing activities was $22.1 million for the nine months ended January 2, 2009 as compared to $7.2 million for the nine months ended December 28, 2007. This use of cash from investing activities was primarily a result of changes in our cash restricted as collateral on letters of credit of $15.2 million. Additionally, the combination of PP&E and software purchases used approximately $5.0 million for the nine months ended January 2, 2009.
Cash provided by financing activities was $17.1 million for the nine months ended January 2, 2009, as compared to cash used of $32.4 million for the nine months ended December 28, 2007. The cash provided by financing activities during the period was primarily from the $12.8 million net effect of extinguishing debt and issuing new debt discussed below as well as in Note 5 of our financial statements. This also included the $4.3 million in cash provided from net borrowings to finance insurance policies. Cash used of $32.4 in financing activities for the nine months ended December 28, 2007 was due primarily to repayments of principal on debt.
Financing
Our Credit Facility consists of a revolving credit facility of $200.0 million (including a letter of credit sub facility of $125.0 million) (the “Revolving Facility”) and a term loan facility of $200.0 million (the “Term Loan Facility”). We have borrowed $200.0 million under the Term Loan Facility at the LIBOR rate plus the applicable margin then in effect, see “Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.” The maturity date of the Revolving Facility and the Term Loan Facility is August 15, 2012.
As of January 2, 2009, no balance was outstanding under the Revolving Facility, and $200.0 million was outstanding under the Term Loan Facility. Our available borrowing capacity under the Revolving Facility totaled $185.8 million at January 2, 2009, which gives effect to $14.2 million of outstanding letters of credit. We have entered into interest rate swap agreements to hedge our exposure to interest rate increases on a notional principal amount of $200.0 million.
As of January 2, 2009, $415.9 million of principal amount of senior subordinated notes was outstanding, net of a $1.1 million unamortized discount. Our senior subordinated notes mature during February 2013. Interest on the senior subordinated notes is payable semi-annually.
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
At January 2, 2009, we were in compliance with the financial and non-financial covenants contained in the Credit Facility and the indenture pertaining to the senior subordinated notes.

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
DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, written, oral or otherwise made, represent the Company’s expectation or belief concerning future events. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Statements regarding the amount of our backlog, estimated remaining contract values and estimated total contract values are other examples of forward-looking statements. Forward-looking statements involve risks and uncertainties. We caution that these statements are further qualified by important economic, competitive, governmental and technological factors that could cause our business, strategy or actual results or events to differ materially, or otherwise, from those in the forward-looking statements. These factors, risks and uncertainties include, among others, the following: our substantial level of indebtedness; government policies and changes thereto; termination of key U.S. government contracts; changes in the demand for services that we provide; pursuit of new commercial business and foreign government opportunities; activities of competitors; bid protests; changes in significant operating expenses; changes in availability of capital; general economic and business conditions in the U.S.; acts of war or terrorist activities; variations in performance of financial markets; the inherent difficulties of estimating future contract revenue; anticipated revenue from indefinite delivery, indefinite quantity contracts; expected percentages of future revenue represented by fixed-price and time-and-materials contracts; and other risks detailed from time to time in our reports filed with the SEC. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore there can be no assurance that any forward-looking statement contained herein will prove to be accurate. We assume no obligation to update the forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in interest rates and foreign currency exchange rates. For further discussion of market risks we may encounter, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2008, filed with the SEC on June 10, 2008.
Interest Rate Risk
We have interest rate risk relating to changes in interest rates on our variable rate debt. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments. Borrowings under the Notes are at a fixed rate and represent the largest portion of our debt as of January 2, 2009. Borrowings under the senior secured credit facility bear interest at a rate per annum equal to, at our option, either (1) a base rate or (2) LIBOR, plus, in either case, an applicable margin determined by reference to the leverage ratio, as set forth in the senior secured credit agreement. The applicable margins for the base rate and LIBOR rate as of January 2, 2009 were 1.5% and 2.5% respectively. As of January 2, 2009, we had $615.9 million of indebtedness, including the Notes and excluding accrued interest thereon, of which $200.0 million was secured. On the same date, we had approximately $185.8 million available under our senior secured credit facility (which gives effect to $14.2 million of outstanding letters of credit). Each quarter point change in interest rates results in an approximately $0.5 million change in annual interest expense on the senior secured credit facility.
The table below provides information about our fixed rate and variable rate long-term debt as of January 2, 2009.

	Expected Maturity as of
	Fiscal Year
	2009	2010	2011	2012	2013	Thereafter	Total

Fixed rate	$—	$—	$—	$—	$417,032	$—	$417,032
Variable rate	—	16,875	50,625	55,500	77,000	—	200,000

Total debt	—	16,875	50,625	55,500	494,032	—	617,032

The fair value of our term loan borrowings under the senior secured credit facility is approximately $200.0 million. The fair value of the Notes is approximately $362.8 million based on their quoted market value. The above table does not give effect to $28.6 million of outstanding letters of credit, $14.4 million of which were collateralized by restricted cash, or unamortized discount of $1.1 million on the Notes, in each case as of January 2, 2009.
During fiscal 2008, in order to mitigate interest rate risk related to our floating rate indebtedness, we entered into interest rate swap agreements with notional amounts totaling $275.0 million. The interest rate swaps effectively fixed the interest rate at 6.96%, including applicable margin of 2% at March 28, 2008, on the first $275.0 million of our floating rate debt. The interest rate on the notional amount of $75.0 million was effectively fixed through September 2008 and the interest rate on the remaining $200.0 million was effectively fixed through May 2010. We concluded that the interest rate swaps qualify as cash flow hedges under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities.”
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
(b) Changes in Internal Controls
There have been no changes in our internal controls over financial reporting that have occurred during the fiscal quarter ended January 2, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, the Quarterly Report on Form 10-Q.

Exhibit
Number	Description
10.1*	Employment Agreement effective as of December 29, 2008, between DynCorp International LLC and Tony Smeraglinolo.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNCORP INTERNATIONAL LLC Date: February 10, 2009
/s/ MICHAEL J. THORNE
Name:	Michael J. Thorne
Title:	Senior Vice President and Chief Financial Officer