Form 10-Q
period 2009-10-02
DynCorp International LLC
filed 2009-11-12
CIK 1333142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-127343

DYNCORP INTERNATIONAL LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-228712 (I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 11, 2009, all outstanding member units of DynCorp International LLC, which consisted of 100 member units, were owned by DynCorp International Inc. None of the units are publicly traded.

DYNCORP INTERNATIONAL LLC

Disclosure Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, written, oral or otherwise made, represent our expectation or belief concerning future events. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties. Statements regarding the amount of our backlog, estimated remaining contract values and estimated total contract values are other examples of forward-looking statements. We caution that these statements are further qualified by important economic, competitive, governmental or internal and technological factors that could cause our business, strategy or actual results or events to differ materially, or otherwise, from those in the forward-looking statements. These factors, risks and uncertainties include, among others, the following: the future impact of acquisitions, joint ventures or teaming agreements; our substantial level of indebtedness; the outcome of any material litigation, government investigation or other regulatory matter; policy and/or spending changes implemented by the Obama administration; termination of key U.S. government contracts; changes in the demand for services that we provide; work awarded under our contracts, including without limitation, the Civilian Police, International Narcotics and Law Enforcement, Worldwide Personnel Protection Services (“WPPS”) and Logistics Civil Augmentation Program (“LOGCAP IV”) contracts; pursuit of new commercial business in the U.S. and abroad; activities of competitors; bid protests; changes in significant operating expenses; changes in availability of or cost of capital; general political, economic and business conditions in the United States (“U.S.”); acts of war or terrorist activities; variations in performance of financial markets; the inherent difficulties of estimating future contract revenue; anticipated revenue from indefinite delivery, indefinite quantity contracts; expected percentages of future revenue represented by fixed-price and time-and-materials contracts, including increased competition with respect to task orders subject to such contracts; and statements covering our business strategy, those described in “Risk Factors” and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission (“SEC”). Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore there can be no assurance that any forward-looking statement contained herein will prove to be accurate. We assume no obligation to update the forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DYNCORP INTERNATIONAL LLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands)

	For the Three Months Ended
	October 2, 2009	October 3, 2008

Revenue	$821,372	$779,151

Cost of services	(727,279)	(696,519)
Selling, general and administrative expenses	(31,304)	(25,994)
Depreciation and amortization expense	(10,238)	(10,005)

Operating income	52,551	46,633
Interest expense	(13,691)	(14,905)
Loss on early extinguishment of debt	(162)	(4,443)
Earnings from affiliates	1,527	1,523
Interest income	103	677
Other (loss)/income, net	(12)	960

Income before income taxes	40,316	30,445
Provision for income taxes	(13,301)	(9,131)

Net income	27,015	21,314
Noncontrolling interests	(6,460)	(8,443)

Net income attributable to DynCorp International LLC	$20,555	$12,871

See notes to consolidated financial statements.

DYNCORP INTERNATIONAL LLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands)

	For the Six Months Ended
	October 2, 2009	October 3, 2008

Revenue	$1,606,549	$1,495,945

Cost of services	(1,426,372)	(1,334,908)
Selling, general and administrative expenses	(54,742)	(53,845)
Depreciation and amortization expense	(20,383)	(20,565)

Operating income	105,052	86,627
Interest expense	(28,301)	(29,120)
Loss on early extinguishment of debt	(146)	(4,443)
Earnings from affiliates	2,581	2,640
Interest income	442	1,021
Other (loss)/income, net	(241)	1,665

Income before income taxes	79,387	58,390
Provision for income taxes	(25,928)	(18,447)

Net income	53,459	39,943
Noncontrolling interests	(12,259)	(9,092)

Net income attributable to DynCorp International LLC	$41,200	$30,851

See notes to consolidated financial statements.

DYNCORP INTERNATIONAL LLC
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	As of
	October 2, 2009	April 3, 2009
ASSETS
Current assets:
Cash and cash equivalents	$132,084	$200,222
Restricted cash	15,990	5,935
Accounts receivable, net of allowances of $348 and $68, respectively	636,352	564,432
Prepaid expenses and other current assets	116,277	124,214

Total current assets	900,703	894,803
Property and equipment, net	54,166	18,338
Goodwill	420,180	420,180
Tradename	18,318	18,318
Other intangibles, net	125,377	142,719
Deferred income taxes	9,530	12,788
Other assets, net	30,177	32,068

Total assets	$1,558,451	$1,539,214

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$14,137	$30,540
Accounts payable	213,699	160,419
Accrued payroll and employee costs	113,275	137,993
Deferred income taxes	14,700	8,278
Other accrued liabilities	108,390	111,590
Income taxes payable	3,843	5,986

Total current liabilities	468,044	454,806
Long-term debt, less current portion	537,887	569,372
Other long-term liabilities	6,101	6,779

Total liabilities	1,012,032	1,030,957

Commitments and contingencies

Member’s equity:
Member’s units, 100 outstanding	331,613	331,008
Retained earnings	220,755	179,555
Purchases of Parent’s common stock	(9,085)	(8,618)
Accumulated other comprehensive loss	(3,257)	(4,424)

Total member’s equity attributable to DynCorp International LLC	540,026	497,521
Noncontrolling interests	6,393	10,736

Total equity	546,419	508,257

Total liabilities and member’s equity	$1,558,451	$1,539,214

See notes to consolidated financial statements.

DYNCORP INTERNATIONAL LLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Six Months Ended
	October 2, 2009	October 3, 2008

Cash flows from operating activities
Net income	$53,459	$39,943
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,979	21,087
Amortization of deferred loan costs	1,969	1,723
Loss on early extinguishment of debt	146	4,443
Recovery for losses on accounts receivable	(12)	(173)
Equity-based compensation	2,171	1,225
Loss on disposition of assets, net	453	—
Earnings from affiliates	(2,581)	(2,640)
Distributions from affiliates	1,725	1,385
Deferred income taxes	13,540	(4,112)
Other	195	(304)
Changes in assets and liabilities:
Restricted cash	(10,055)	7,326
Accounts receivable	(71,908)	(64,104)
Prepaid expenses and other current assets	7,054	(26,070)
Accounts payable and accrued liabilities	21,519	54,096
Income taxes payable	(5,276)	4,128

Net cash provided by operating activities	33,378	37,953

Cash flows from investing activities
Purchase of property and equipment	(34,687)	(2,303)
Purchase of computer software	(1,635)	(1,212)
Change in cash restricted as collateral on letters of credit	—	(16,568)
Other	60	365

Net cash (used in) investing activities	(36,262)	(19,718)

Cash flows from financing activities
Borrowings on long-term debt	—	323,751
Payments on long-term debt	(48,626)	(301,129)
Purchases of Parent’s common stock	(712)	—
Borrowings under other financing arrangements	—	16,158
Payments of deferred financing cost	13	(9,645)
Payments of dividends to noncontrolling interests	(15,936)	—
Other financing activities	7	30

Net cash (used in) provided by financing activities	(65,254)	29,165

Net (decrease) increase in cash and cash equivalents	(68,138)	47,400
Cash and cash equivalents, beginning of period	200,222	85,379

Cash and cash equivalents, end of period	$132,084	$132,779

Income taxes paid, net of refunds	$9,848	$18,965
Interest paid	$27,103	$30,054
Non-cash investing activities	$3,394	$10,722
See notes to consolidated financial statements.

DYNCORP INTERNATIONAL LLC
UNAUDITED STATEMENTS OF MEMBER’S EQUITY
(Dollars in thousands)

					Total
					Member’s
					Equity
				Accumulated	Attributable
			Parent’s	Other	to DynCorp
	Member’s	Retained	Common	Comprehensive	International	Noncontrolling	Total
	Units	Earnings	Stock	Income (Loss)	LLC	Interests	Equity
Balance at April 3, 2009	$331,008	$179,555	$(8,618)	$(4,424)	$497,521	$10,736	$508,257
Comprehensive income (loss):
Net income	—	$53,459		—	$53,459	—	53,459
Interest rate swap, net of tax	—	$0	—	769	$769	—	769
Currency translation adjustment, net of tax	—	$0	—	398	$398	—	398

Comprehensive income	—	$53,459	—	1,167	$54,626	—	54,626
Noncontrolling interests		$(12,259)	—		$(12,259)	—	(12,259)

Comprehensive income attributable to DynCorp		$41,200	—	1,167	$42,367	—	42,367
Net Income and comprehensive income attributable to noncontrolling interests		$0	—	—	$0	12,259	12,259

DIFZ financing, net of tax	189	$0	—	—	$189	—	189
Purchases of Parent’s common stock	—	$0	(712)	—	$(712)	—	(712)
Parent’s shares issued to settle RSU liability	55	$0	245	—	$300	—	300
Equity-based compensation	354	$0	—	—	$354	—	354
Tax benefit reduction associated with equity-based compensation	7	$0	—	—	$7	—	7
Dividends paid to noncontrolling interests	—	$0	—	—	$0	(16,602)	(16,602)

Balance at October 2, 2009	$331,613	$220,755	$(9,085)	$(3,257)	$540,026.0	$6,393	$546,419

See notes to consolidated financial statements

DYNCORP INTERNATIONAL LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Basis of Presentation and Accounting Policies
Basis of Presentation
DynCorp International LLC, through its subsidiaries, is a leading provider of specialized, mission-critical professional and support services for the U.S. military, non-military U.S. governmental agencies and foreign governments. Our specific global expertise is in law enforcement training and support, security services, base and logistics operations, construction management, aviation services and operations and linguist services. References herein to “DynCorp International”, the “Company”, “we”, “our”, or “us” or “LLC” refer to DynCorp International LLC and its subsidiaries unless otherwise stated or indicated by the context. DynCorp International Inc., our direct parent (our “Parent”), has no operations independent of our Company, DynCorp International LLC.
The consolidated financial statements include the accounts of the Company and our domestic and foreign subsidiaries. These consolidated financial statements have been prepared, without audit, pursuant to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that all disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto included in the Company’s fiscal 2009 Annual Report on Form 10-K, filed with the SEC on June 11, 2009.
We report our results on a 52/53 week fiscal year with the fiscal year ending on the Friday closest to March 31 of such year (April 2, 2010 for fiscal year 2010 which is a 52 week fiscal year). The three months ended October 2, 2009 was a 13-week period from July 4, 2009 to October 2, 2009. The three months ended October 3, 2008 was a 13-week period from July 5, 2008 to October 3, 2008. The six months ended October 2, 2009 was a 26-week period from April 4, 2009 to October 2, 2009. The six months ended October 3, 2008 was a 27-week period from March 29, 2008 to October 3, 2008.
In the opinion of management, all adjustments necessary to fairly present our financial position at October 2, 2009 and April 3, 2009, the results of operations for the three and six months ended October 2, 2009 and October 3, 2008, and cash flows for the six months ended October 2, 2009 and October 3, 2008, have been included. The results of operations for the three months and the six months ended October 2, 2009 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods. We use estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. However, actual results could differ from the estimates.
As a result of the implementation of the noncontrolling interest rules in accordance with the Financial Accounting Standards Board Codification (“ASC”) 810 — Consolidation, certain prior year amounts have been reclassified to conform to the current year presentation. This includes moving the $10.7 million noncontrolling interests balance (previously “Minority Interest”) as of April 3, 2009 out of the mezzanine section of the balance sheet and into the equity section. Such reclassifications have no impact on previously reported net income attributable to DynCorp International LLC.
Principles of Consolidation
The consolidated financial statements include the accounts of both our domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Generally, investments in which we own a 20% to 50% ownership interest are accounted for by the equity method. These investments are in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies and are not the primary beneficiary as defined in ASC 810 — Consolidation. We have no investments in business entities of less than 20%.

We have ownership interests in three active joint ventures that are not consolidated into our financial statements as of October 2, 2009, and are accounted for using the equity method. Economic rights in active joint ventures are indicated by the ownership percentages in the table listed below.

Contingency Response Services LLC	45.0%
Babcock DynCorp Limited	44.0%
Partnership for Temporary Housing LLC	40.0%
The following table sets forth our ownership in joint ventures that are consolidated into our financial statements as of October 2, 2009. For the entities listed below, we are the primary beneficiary as defined in ASC 810 — Consolidation.

Global Linguist Solutions LLC	51.0%
DynCorp International FZ-LLC	50.0%
Noncontrolling Interests
We hold various ownership interests in a number of joint ventures as disclosed in Note 1 to our fiscal 2009 Annual Report on Form 10-K filed with the SEC on June 11, 2009. We are required by GAAP to consolidate certain joint ventures for which we do not hold a 100% interest. We record the impact of our joint venture partners’ interests in these consolidated joint ventures as noncontrolling interests. Noncontrolling interests is presented on the face of the income statement as an increase or reduction in arriving at net income attributable to DynCorp International LLC. The presentation of noncontrolling interests on the balance sheet is located in the equity section.
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
Property and Equipment
Depreciation expense was $1.0 million and $0.7 million for the three months ended October 2, 2009 and October 3, 2008, respectively. Depreciation expense was $2.0 million and $1.5 million for the six months ended October 2, 2009 and October 3, 2008, respectively. Accumulated depreciation was $9.2 million and $8.6 million at October 2, 2009 and April 3, 2009, respectively.
Accounting Policies
There have been no material changes to our other significant accounting policies not disclosed above.
Accounting Developments
Pronouncements Implemented
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin No. 51. Certain portions of this statement were incorporated into the Accounting Standards Codifications (“ASC”) 810 - Consolidation. ASC 810 covers several areas including (i) defining the way the noncontrolling interests should be presented in the financial statements and notes, (ii) clarifying that all transactions between a parent and subsidiary are to be accounted for as equity transactions if the parent retains its controlling financial interest in the subsidiary and (iii) requiring that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted this statement in the first quarter of fiscal year 2010, which changed our presentation of noncontrolling interests on our consolidated statements of income, consolidated balance sheets, consolidated statements of cash flows and consolidated statement of member’s equity. We have applied the newly codified noncontrolling interest rules in ASC 810 retrospectively to the presentation of our balance sheets, statements of income and statements of cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). This statement replaces FASB Statement No. 141, “Business Combinations.” Certain portions of this statement were incorporated into the ASC 805 — Business Combinations. This topic area retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Additionally, ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. Furthermore, ASC 805 also requires acquisition related costs to be expensed as incurred. ASC 805 was adopted in the first quarter of fiscal year 2010.
In December 2007, the FASB ratified EITF 07-1, “Accounting for Collaborative Arrangements”. Certain portions of this statement were incorporated into the ASC 808 — Collaborative Arrangements. ASC 808 provides guidance for determining if a collaborative arrangement exists and establishes procedures for reporting revenue and costs generated from transactions with third parties, as well as between the parties within the collaborative arrangement, and provides guidance for financial statement disclosures of collaborative arrangements. ASC 808 became effective for us in the first quarter of fiscal year 2010. The adoption of ASC 808 did not have a material effect on our consolidated financial position or results of operations. We have included additional disclosure on a collaborative arrangement in Note 12.
In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). Certain portions of this statement were incorporated into both ASC 350 — Intangibles as well as ASC 275 — Risks and Uncertainties. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The applicable portions of the ASC are effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will apply the newly codified rules for any applicable events and transactions in fiscal year 2010.
In April 2009, the FASB issued FSP FAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP FAS 141(R)-1”). Certain portions of this statement were incorporated into ASC 805 — Business Combinations. This clarifies guidance pertaining to contingencies. The updated guidance states that an acquirer shall recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of an asset acquired or a liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, an asset or a liability shall be recognized at the acquisition date if both of the following criteria are met which are (i) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated. We will apply the newly codified guidance in ASC 805 for any applicable events and transactions in fiscal year 2010.
In May 2009, the FASB issued Statement of Financial Standards No. 165 “Subsequent Events (as amended)” (“SFAS No. 165”), which provides guidance on management’s assessment of subsequent events. Certain portions of this statement were incorporated into the ASC — 855 Subsequent Events. The new guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. Management must perform its assessment for both interim and annual financial reporting periods. ASC 855 requires management to disclose, in addition to the disclosures in the American Institute of Certified Public Accountants Auditing Standards (“AU”) 560, the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued or were available to be issued. ASC 855 is effective prospectively for interim or annual financial periods ending after June 15, 2009. We have adopted this guidance through enhanced disclosures for any applicable events and transactions as further described in Note 15.

In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). Certain portions of this statement were incorporated into ASC 105 — Generally Accepted Accounting Principles. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. ASC 105 replaced SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”), and establishes only two levels of GAAP, authoritative and non-authoritative. The codification is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the codification will become non-authoritative. As the codification was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial statements.
Pronouncements Not Yet Implemented
In June 2009, the FASB issued Statement of Financial Standards No. 167, “Amendments to FASB Interpretation 46(R)” (“SFAS No. 167”). SFAS No. 167 will be incorporated into ASC 810 - Consolidation once effective. This statement amends the guidance for (i) determining whether an entity is a variable interest entity (“VIE”), (ii) the determination of the primary beneficiary of a variable interest entity, (iii) requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and (iv) changes the disclosure requirements in FIN 46(R)-8. This Statement is effective as of our first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We are currently evaluating the future impact to SFAS No. 167 on our financial statements.
In October 2009, the FASB issued Accounting Standards Update No. 2009-013, “Revenue Recognition Multiple-Deliverable Revenue Arrangements” (“ASU-12”). This update (i) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (ii) replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the Fair Value Measurements and Disclosures guidance, (iii) provides a hierarchy that entities must use to estimate the selling price, (iv) eliminates the use of the residual method for allocation, and (v) expands the ongoing disclosure requirements. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. Management is currently evaluating the effect that adoption of this update will have on our consolidated financial position and results of operations.
Note 2—
The following tables present financial information of certain consolidated balance sheet captions (dollars in thousands).
Prepaid expenses and other current assets — Prepaid expenses and other current assets were:

	October 2,	April 3,
	2009	2009
Prepaid expenses	$53,608	$61,570
Inventories	16,971	10,840
Work-in-process	30,184	33,885
Joint venture receivables	5,125	2,491
Other current assets	10,389	15,428

Total	$116,277	$124,214

Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets. Inventories include helicopter assets purchased and available for sale.
Other assets, net — Other assets, net were:

	October 2,	April 3,
	2009	2009

Deferred financing costs, net	$11,464	$13,828
Investment in affiliates	9,517	8,982
Promissory notes, long-term portion	6,968	6,631
Other	2,228	2,627

Total	$30,177	$32,068

Accrued payroll and employee costs — Accrued payroll and employee costs were:

	October 2,	April 3,
	2009	2009
Wages, compensation and other benefits (1)	$84,496	$108,879
Accrued vacation	26,917	26,329
Accrued contributions to employee benefit plans	1,862	2,785

Total	$113,275	$137,993

(1)	Includes RSUs accounted for as liability awards presented in Note 9.
Other accrued liabilities — Accrued liabilities were:

	October 2,	April 3,
	2009	2009
Deferred revenue	$22,387	$30,739
Insurance expense	27,567	28,061
Interest expense and short-term swap liability	11,129	11,688
Contract losses	6,032	11,730
Legal matters	21,270	16,993
Other	20,005	12,379

Total	$108,390	$111,590

Deferred revenue was primarily due to customer payments in excess of revenue recognized. Contract losses relate to accrued losses recorded on certain Afghanistan construction contracts.
Note 3—Goodwill and Other Intangible Assets
As announced on April 6, 2009, we changed from reporting financial results on our three segments utilized in fiscal year 2009 to reporting under three new segments beginning with fiscal year 2010. Under the new organizational alignment, the three prior operating segments of International Security Services (“ISS”), Logistics and Construction Management (“LCM”) and Maintenance and Technical Support (“MTSS”) were realigned into three segments, two of which, Global Stabilization and Development Solutions (“GSDS”) and Global Platform Support Solutions (“GPSS”) are wholly-owned, and a third segment, Global Linguist Solutions (“GLS”), is a 51% owned joint venture.
The goodwill carrying value was reallocated to the three new operating segments using a relative fair value approach based on the new reporting unit structure. The GLS segment has no goodwill carrying value as this distinct service line came into existence after the legacy goodwill carrying value was established. The change in presentation of our goodwill balance by operating segment from April 3, 2009 to October 2, 2009 is as follows:

(Dollars in thousands)	LCM/GSDS	ISS /GLS	MTSS/GPSS	Total
Goodwill balance as of April 3, 2009	$39,935	$300,094	$80,151	$420,180
Reallocation of goodwill	169,138	(300,094)	130,956	—

Goodwill balance as of October 2, 2009	$209,073	$—	$211,107	$420,180
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

The following tables provide information about changes relating to intangible assets:

	October 2, 2009
	Weighted
	Average
	Useful Life	Gross	Accumulated
(Amounts in thousands, except years)	(Years)	Carrying Value	Amortization	Net
Finite-lived intangible assets:
Customer-related intangible assets	8.5	$290,716	$(172,443)	$118,273
Other	5.3	17,012	(9,908)	7,104

		$307,728	$(182,351)	$125,377

Indefinite-lived intangible assets — Tradename		$18,318	$—	$18,318

	April 3, 2009
	Weighted
	Average
	Useful Life	Gross Carrying	Accumulated
(Amounts in thousands, except years)	(Years)	Value	Amortization	Net

Finite-lived intangible assets:
Customer-related intangible assets	8.5	$290,716	$(155,142)	$135,574
Other	5.5	15,351	(8,206)	7,145

		$306,067	$(163,348)	$142,719

Indefinite-lived intangible assets — Tradename		$18,318	$—	$18,318

Amortization expense for customer-related and other intangibles was $9.5 million for each of the three months ended October 2, 2009 and October 3, 2008, and $19.0 million and $19.6 million for the six months ended October 2, 2009 and October 3, 2008, respectively.
The following schedule outlines an estimate of future amortization based upon the finite-lived intangible assets owned at October 2, 2009:

Amortization
Expense
(Dollars in thousands)
Six month period ended October 2, 2010	$18,995
Estimate for fiscal year 2011	33,926
Estimate for fiscal year 2012	23,248
Estimate for fiscal year 2013	19,480
Estimate for fiscal year 2014	8,282
Thereafter	21,446
Note 4— Income Taxes
The provision for income taxes consists of the following:

	Three Months Ended
	October 2,	October 3,
	2009	2008
	(Dollars in thousands)
Current portion:
Federal	$5,346	$11,024
State	676	842
Foreign	1,968	1,271

	7,990	13,137

Deferred portion:
Federal	5,146	(3,874)
State	172	(130)
Foreign	(7)	(2)

	5,311	(4,006)

Provision for income taxes	$13,301	$9,131

	Six Months Ended
	October 2,	October 3,
	2009	2008
	(Dollars in thousands)
Current portion:
Federal	$8,509	$20,610
State	1,069	1,650
Foreign	2,810	3,811

	12,388	26,071

Deferred portion:
Federal	13,105	(7,370)
State	438	(246)
Foreign	(3)	(8)

	13,540	(7,624)

Provision for income taxes	$25,928	$18,447

Deferred tax assets and liabilities are reported as:

	October 2,	April 3,
	2009	2009
	(Dollars in thousands)
Current deferred tax liabilities	$(14,700)	$(8,278)
Non-current deferred tax assets	9,530	12,788

Deferred tax (liabilities)/assets, net	$(5,170)	$4,510

As of October 2, 2009 and April 3, 2009, we have $11.0 million and $6.1 million, respectively, of total uncertain tax positions. The amount of unrecognized tax positions that, if recognized, would affect the effective tax rate was $0.3 million and $0.1 million for October 2, 2009 and April 3, 2009, respectively.
We do not expect any material changes to our effective tax rate as a result of unrecognized tax liabilities. We recognize interest accrued related to uncertain tax positions in interest expense and penalties in income tax expense in our unaudited Consolidated Statements of Income, which is consistent with the recognition of these items in prior periods. We have recorded a liability of approximately $0.4 million and $0.2 million for the payment of interest and penalties as of October 2, 2009 and April 3, 2009, respectively.
We file income tax returns in U.S. federal and state jurisdictions and in various foreign jurisdictions. The statute of limitations is open for federal and state examinations for our fiscal year 2005 forward and, with few exceptions, foreign income tax examinations for the calendar year 2005 forward.
For the three and six months ended October 2, 2009 our effective tax rate was 33.0% and 32.7%, respectively, as compared to 30.0% and 31.6% for the three and six months ended October 3, 2008, respectively. The reduction in the effective tax rate below the U.S. marginal federal statutory rate of 35% was primarily due to the impact of our consolidated joint ventures such as GLS and DynCorp International FZ-LLC (“DIFZ”). These are consolidated for financial reporting purposes; but, are not consolidated entities for U.S. income tax purposes.
Note 5— Accounts Receivable
Accounts receivable, net consisted of the following:

(Dollars in thousands)	October 2, 2009	April 3, 2009
Billed	$239,303	$220,501
Unbilled	397,049	343,931

Total	$636,352	$564,432

Unbilled receivables at October 2, 2009 and April 3, 2009 include $43.4 million and $30.7 million, respectively, related to costs incurred on projects for which we have been requested by the customer to begin work under a new contract or extend work under an existing contract, and for which formal contracts or contract modifications have not been executed at the end of the respective periods. These amounts include $5.3 million related to contract claims at October 2, 2009 and April 3, 2009. The balance of unbilled receivables consists of costs and fees billable immediately on contract completion or other specified events, the majority of which is expected to be billed and collected within one year.

Note 6—Long-Term Debt
Long-term debt consisted of the following:

	October 2,	April 3,
	2009	2009
	(Dollars in thousands)
Term loans	$176,637	$200,000
9.5% Senior subordinated notes(1)	375,387	399,912

	552,024	599,912
Less current portion of long-term debt	(14,137)	(30,540)

Total long-term debt	$537,887	$569,372

(1)	This includes the impact of the discount which had a carrying value of ($0.8) million ($1.0) million as of October 2, 2009 and April 3, 2009, respectively.
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
At October 2, 2009, availability under the revolving credit facility for additional borrowings was approximately $170.6 million (which gives effect to approximately $29.4 million of outstanding letters of credit, which reduced our availability by that amount). The credit agreement requires an unused line fee equal to 0.5% per annum, payable quarterly in arrears, for the unused portion of the revolving credit facility. The fair value of our borrowings under our senior secured credit facility approximates 99.5% of the carrying amount based on market quotes as of October 2, 2009. Borrowings under the credit facility are guaranteed by the Parent and each of our subsidiaries, subject to limited exceptions. We are secured by substantially all of our Parent’s assets.
9.5% Senior Subordinated Notes
The senior subordinated notes are general unsecured obligations of our Company and certain guarantor subsidiaries. These contain certain covenants and restrictions, which limit our ability to pay dividends to our Parent. We can redeem the senior subordinated notes, in whole or in part, at defined redemption prices plus accrued interest as of the redemption date. In June 2009, our Parent’s Board of Directors added a requirement that s repurchases of our Parent’s common stock could only occur if the price was less than or equal to $14.00 per share.
In the first quarter of fiscal year 2010 under a board authorized program, we purchased 54,900 shares for $0.7 million at an average price of $12.93 per share. We also repurchased $10.3 million in face value of our senior subordinated notes for $10.0 million, including applicable fees. In the second quarter of fiscal year 2010, we repurchased $14.5 million in face value of our senior subordinated notes for $14.3 million including applicable fees. The repurchases, when including the impact of the discount and deferred financing fees, produced an overall loss of $0.1 million as of the six months ended October 2, 2009. These repurchases utilized approximately 100% of the $25 million, leaving no availability for additional repurchases under the current plan.

The fair value of the senior subordinated notes is based on their quoted market value. As of October 2, 2009, the quoted market value of the senior subordinated notes was approximately 102% of stated value.
Note 7—Interest Rate Derivatives
At October 2, 2009, our derivative instruments consisted of two interest rate swap agreements. The $168.6 million derivative is designated as a cash flow hedge that effectively fixes the interest rate on the applicable notional amount of our variable rate debt. The $31.4 million swap derivative no longer qualifies for hedge accounting as it continues to be fully dedesignated as of October 2, 2009.

		Fixed	Variable
	Notional	Interest	Interest Rate
Date Entered	Amount	Rate Paid*	Received	Expiration Date

April 2007	$168,620	4.975%	3-month LIBOR	May 2010
April 2007	$31,380	4.975%	3-month LIBOR	May 2010

*	Plus applicable margin (2.5% at October 2, 2009).
During the three and six months ended October 2, 2009, we paid $2.2 million and $4.1 million in net settlements and incurred $2.2 million of expenses of which $1.9 million was recorded to interest expense and $0.3 million was recorded to other (loss)/income and incurred $4.3 million of expenses, of which $3.8 million was recorded to interest expense and $0.5 million was recorded to other (loss)/income, respectively.
During the three and six months ended October 3, 2008, we paid $1.5 million and $3.1 million in net settlements and incurred $1.1 million of expenses, which was recorded to interest expense and incurred $3.0 million in expenses of which $2.6 million was recorded to interest expense and $0.4 million was recorded to other (loss)/income, respectively.
Amounts are reclassified from accumulated other comprehensive income into earnings as net cash settlements occur, changes from quarterly derivative valuations are updated, new circumstances dictate the disqualification of hedge accounting and adjustments for cumulative ineffectiveness are recorded.
The fair values of our derivative instruments and the line items on the Consolidated Balance Sheet to which they were recorded as of October 2, 2009 and April 3, 2009 are summarized as follows (in thousands):

		Fair Value at	Fair Value at
Derivatives designated as hedges under ASC 815	Balance Sheet Location	October 2, 2009	April 3, 2009
Interest Rate Swaps	Other accrued liabilities	$5,221	$5,259
Interest Rate Swaps	Other long-term liabilities	—	957

Total		$5,221	$6,216

		Fair Value at	Fair Value at
Derivatives not designated as hedges under ASC 815	Balance Sheet Location	October 2, 2009	April 3, 2009
Interest Rate Swaps	Other accrued liabilities	$964	$893
Interest Rate Swaps	Other long-term liabilities	—	182

Total		$964	$1,075

Total Derivatives		$6,185	$7,291

The effects of our derivative instruments on other comprehensive income (“OCI”) and our Consolidated Statements of Income for the three months ended October 2, 2009 are summarized as follows (in thousands):

Change in OCI from
	Gains (Losses)	GAINS (LOSSES) RECLASSIFIED FROM		GAINS (LOSSES) RECOGNIZED
	Recognized in OCI	ACCUMULATED OCI INTO INCOME		IN INCOME ON DERIVATIVES
	on Derivatives	(EFFECTIVE PORTION)		(INEFFECTIVE PORTION)
Derivatives Designated as	(Effective Portion)	Line Item		Line Item
Cash Flow Hedging	Three Months ended	in Statements		in Statements
Instruments under ASC 815	October 2, 2009	of Income	Amount	of Income	Amount
Interest rate derivatives	$320	Interest expense	$(1,854)	Other (loss)/income, net	$—

Total	$320		$(1,854)		$—

The effects of our derivative instruments on other OCI and our Consolidated Statements of Income for the six months ended October 2, 2009 are summarized as follows (in thousands):

Change in OCI from
	Gains (Losses)	GAINS (LOSSES) RECLASSIFIED FROM		GAINS (LOSSES) RECOGNIZED
	Recognized in OCI	ACCUMULATED OCI INTO INCOME		IN INCOME ON DERIVATIVES
	on Derivatives	(EFFECTIVE PORTION)		(INEFFECTIVE PORTION)
Derivatives Designated as	(Effective Portion)	Line Item		Line Item
Cash Flow Hedging	Six Months ended	in Statements		in Statements
Instruments under ASC 815	October 2, 2009	of Income	Amount	of Income	Amount
Interest rate derivatives	$1,206	Interest expense	$(3,754)	Other (loss)/income net	$—

Total	$1,206		$(3,754)		$—

The effects of our derivative instruments on OCI and our Consolidated Statements of Income for the three months ended October 3, 2008 are summarized as follows (in thousands):

Change in OCI from
	Gains (Losses)	GAINS (LOSSES) RECLASSIFIED FROM		GAINS (LOSSES) RECOGNIZED
	Recognized in OCI	ACCUMULATED OCI INTO INCOME		IN INCOME ON DERIVATIVES
	on Derivatives	(EFFECTIVE PORTION)		(INEFFECTIVE PORTION)
Derivatives Designated as	(Effective Portion)	Line Item		Line Item
Cash Flow Hedging	Three Months ended	in Statements		in Statements
Instruments under ASC 815	October 3, 2008	of Income	Amount	of Incomes	Amount
Interest rate derivatives	$(56)	Interest expense	$(918)	Interest expense	$(152)

Total	$(56)		$(918)		$(152)

The effects of our derivative instruments on OCI and our Consolidated Statements of Income for the six months ended October 3, 2008 are summarized as follows (in thousands):

Change in OCI from
	Gains (Losses)	GAINS (LOSSES) RECLASSIFIED FROM		GAINS (LOSSES) RECOGNIZED
	Recognized in OCI	ACCUMULATED OCI INTO INCOME		IN INCOME ON DERIVATIVES
	on Derivatives	(EFFECTIVE PORTION)		(INEFFECTIVE PORTION)
Derivatives Designated as	(Effective Portion)	Line Item		Line Item
Cash Flow Hedging	Six Months ended	in Statements		in Statements
Instruments under ASC 815	October 3, 2008	of Income	Amount	of Incomes	Amount
Interest rate derivatives	$5,571	Interest expense	$(2,784)	Interest expense	$158

Total	$5,571		$(2,784)		$158

The effects of our derivative instruments not designated as hedging instruments under ASC 815 — Derivatives and Hedging on our Consolidated Statement of Income are summarized as follows (in thousands):

			Three
		Three Months	Months
		Ended	Ended
Derivatives not Designated	AMOUNT OF GAIN OR (LOSS) RECOGNIZED IN	October 2,	October 3,
as Hedging Instruments	INCOME ON DERIVATE	2009	2008
under ASC 815	Line Item in Statements of Income	Amount	Amount
Interest rate derivatives	Other (loss)/ income, net	$(319)	$—

Total		$(319)	$—

		Six Months	Six Months
		Ended	Ended
Derivatives not Designated	AMOUNT OF GAIN OR (LOSS) RECOGNIZED IN	October 2,	October 3,
as Hedging Instruments	INCOME ON DERIVATE	2009	2008
under ASC 815	Line Item in Statements of Income	Amount	Amount
Interest rate derivatives	Other (loss)/ income, net	$(506)	$(404)

Total		$(506)	$(404)

As of October 2, 2009, we estimate that approximately $5.0 million of losses associated with the interest rate swap related to $168.6 million of notional debt included in accumulated other comprehensive income will be reclassified into earnings over the remaining life of the derivative which expires in May 2010. The other interest rate swap does not qualify for hedge accounting and has been marked to market, which generated a $1.0 million liability at October 2, 2009. See Note 14 for fair value disclosures associated with these hedges.
Note 8—Commitments and Contingencies
Commitments
We have operating leases for the use of real estate and certain property and equipment which are either non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense amounted to $12.2 million and $10.1 million for the three months ended October 2, 2009 and October 3, 2008, respectively, and $25.4 million and $23.8 million for the six months ended October 2, 2009 and October 3, 2008, respectively.

General Legal Matters
We are involved in various lawsuits and claims that have arisen in the normal course of business. In most cases, we have denied, or believe we have a basis to deny any liability. Related to these matters, we have recorded a reserve of approximately $21.3 million as of October 2, 2009. While it is not possible to predict with certainty the outcome of litigation and other matters discussed below, we believe that liabilities in excess of those recorded, if any, arising from such matters would not have a material adverse effect on our results of operations, consolidated financial condition or liquidity over the long-term.
We have identified certain payments made to expedite the issuance of a limited number of visas and licenses from foreign government agencies that may raise compliance issues under the U.S. Foreign Corrupt Practices Act. The payments, which we believe totaled approximately $300,000 in the aggregate, were made to sub-contractors in connection with servicing a single existing task order that the Company has with a U.S. government agency. We have retained outside counsel to investigate these payments. We are in the process of evaluating our internal policies and procedures and are committed to improving our compliance procedures. During the past week, we voluntarily brought these matters to the attention of the U.S. Department of Justice and the Securities and Exchange Commission. We cannot predict the ultimate consequences of these matters at this time, nor can we reasonably estimate the potential liability, if any, related to these matters. However, based on the facts currently known, we do not believe that these matters will have a material adverse effect on our business, financial condition, results of operations or cash flow. We have not recorded any reserves with respect to this matter.
Pending litigation and claims
On May 14, 2008, a jury in the Eastern District of Virginia found against us in a case brought by a former subcontractor, Worldwide Network Services (“WWNS”), on two Department of State (“DoS”) contracts, in which WWNS alleged racial discrimination, tortuous interference and certain other claims. The jury awarded WWNS approximately $15.7 million in compensatory and punitive damages and awarded us approximately $0.2 million on a counterclaim. In addition to the jury award, the court awarded WWNS approximately $3.0 million in connection with certain contract claims. On September 22, 2008, WWNS was awarded approximately $1.8 million in attorneys’ fees. On February 2, 2009, we filed an appeal with respect to this matter. On September 22, 2009, the Court of Appeals heard oral arguments. As of October 2, 2009, we believe we have adequate reserves recorded for this matter.
On December 4, 2006, December 29, 2006, March 14, 2007 and April 24, 2007, four lawsuits were served, seeking unspecified monetary damages against the Company and several of its former affiliates in the U.S. District Court for the Southern District of Florida, concerning the spraying of narcotic plant crops along the Colombian border adjacent to Ecuador. Three of the lawsuits, filed on behalf of the Provinces of Esmeraldas, Sucumbíos, and Carchi in Ecuador, allege violations of Ecuadorian law, international law, and statutory and common law tort violations, including negligence, trespass, and nuisance. The fourth lawsuit, filed on behalf of citizens of the Ecuadorian provinces of Esmeraldas and Sucumbíos, alleges personal injury, various counts of negligence, trespass, battery, assault, intentional infliction of emotional distress, violations of the Alien Tort Claims Act, and various violations of international law. The four lawsuits were consolidated, and based on our motion granted by the court, the case was subsequently transferred to the U.S. District Court for the District of Columbia. On March 26, 2008, a First Amended Consolidated Complaint was filed that identified 3,266 individual plaintiffs. The amended complaint does not demand any specific monetary damages; however, a court decision against us, although we believe to be remote, could have a material adverse effect on our results of operations and financial condition. The aerial spraying operations were and continue to be managed by us under a DoS contract in cooperation with the Colombian government. The DoS contract provides indemnification to us against third-party liabilities arising out of the contract, subject to available funding. The DoS has reimbursed us for all legal expenses to date.
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
On January 30, 2007, the Special Inspector General for Iraq Reconstruction (“SIGIR”) issued a report on one of our task orders concerning the Iraqi Police Training Program. Among other items, the report raises questions about our work to establish a residential camp in Baghdad to house training personnel. Specifically, the SIGIR report recommends that the DoS seek reimbursement of $4.2 million paid by the DoS to us for work that the SIGIR maintains was not contractually authorized. In addition, the SIGIR report recommends that the DoS request the Defense Contract Audit Agency (“DCAA”) to review two of our invoices totaling $19.1 million. On June 28, 2007, we received a letter from the DoS contracting officer requesting our repayment of approximately $4.0 million for work performed under this task order, which the letter claims was unauthorized. We responded to the DoS contracting officer in letters dated July 7, 2007 and September 4, 2007, explaining that the work for which we were paid by DoS was appropriately performed and denying DoS’ request for repayment of approximately $4.0 million. By letter dated April 30, 2008, the DoS contracting officer responded to our July 7, 2007 and September 4, 2007 correspondence by taking exception to the explanation set forth in our letters and reasserting the DoS’ request for a refund of approximately $4.0 million. On May 8, 2008, we replied to the DoS letter dated April 30, 2008 and provided additional support for our position.
On September 17, 2008, the U.S. Department of State Office of Inspector General (“OIG”) served us with a records subpoena for the production of documents relating to our Civilian Police Program in Iraq. Among other items, the subpoena seeks documents relating to our business dealings with a former subcontractor, Corporate Bank. We have been cooperating with the OIG’s investigation. In October 2009, we were notified by the Department of Justice that this investigation is being done in connection with a qui tam litigation brought by a private individual on behalf of the U.S. government. The subject matter of this litigation is still under seal; therefore, we cannot assess its effects on our operating performance.
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
The Defense Contract Management Agency (“DCMA”) formally notified us of non-compliance with Cost Accounting Standard 403, Allocation of Home Office Expenses to Segments, on April 11, 2007. We issued a response to the DCMA on April 26, 2007 with a proposed solution to resolve the area of non-compliance, which related to the allocation of corporate general and administrative costs between our divisions. On August 13, 2007, the DCMA notified us that additional information would be necessary to justify the proposed solution. We issued responses on September 17, 2007, April 28, 2008 and September 10, 2009 and the matter is pending resolution. Based on facts currently known, we do not believe the matters described in this and the preceding paragraph will have a material adverse effect on our results of operations or financial condition.

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
Contract Matters
During the first quarter of fiscal year 2009 we terminated for cause a contract to build the Akwa Ibom International Airport for the State of Akwa Ibom in Nigeria. Consequently, we terminated certain subcontracts and purchase orders the customer advised us it did not want to assume. Based on our experience with this particular Nigerian state government customer, we believe it is likely the customer will challenge our termination of the contract for cause and initiate legal action against us. Our termination of certain subcontracts not assumed by the customer, including our actions to recover against advance payment and performance guarantees established by the subcontractors for our benefit is being challenged in certain instances. Although we believe our right to terminate this contract and such subcontracts was justified and permissible under the terms of the contracts, and we intend to rigorously contest any claims brought against us arising out of such terminations, if courts were to conclude that we were not entitled to terminate one or more of the contracts and damages were assessed against us, such damages could have a material adverse effect on our results of operations or financial condition.
Note 9—Equity-Based Compensation
As of October 2, 2009, our Parent had outstanding equity-based compensation through the grant of Class B interests in DIV Holding LLC, the largest holder of our Parent’s common stock and have granted restricted stock units and performance stock units under our Parent’s 2007 Omnibus Incentive Plan (the “2007 Plan”). All of our equity-based compensation is accounted for under ASC 718 — Compensation-Stock Compensation. Under this method, we recorded equity-based compensation expense of $1.3 million and $1.4 million for the three months ended October 2, 2009 and October 3, 2008, respectively, and $2.2 million and $1.2 million for the six months ended October 2, 2009 and October 3, 2008, respectively.
Class B Equity
During the six months ended October 2, 2009, our Parent had no new grants but had one forfeiture event in the first quarter of fiscal year 2010. Consequently, the fiscal year to date expenses recognized were the result of the quarterly amortization from the graded vesting schedule, partially offset by the impact of the forfeited class B interests.
A summary of Class B activity during the first six months of fiscal year 2010 is as follows:

	% Interest in	Grant Date
	DIV Holding	Fair Value
Balance April 3, 2009	4.71%	$9,669
First quarter fiscal year 2010 forfeitures	(0.03%)	(37)

Balance July 3, 2009	4.68%	$9,632

Second quarter fiscal year 2010 forfeitures	0.0%	—
Balance October 2, 2009	4.68%	$9,632

April 3, 2009 vested	3.69%	$6,950
First quarter fiscal year 2010 vesting	0.04%	174

July 3, 2009 vested	3.73%	$7,124
Second quarter fiscal year 2010 vesting	0.05%	73

October 2, 2009 vested	3.78%	$7,197

April 3, 2009 nonvested	1.02%	$2,718
October 2, 2009 nonvested	0.90%	$2,436

Assuming each grant outstanding, net of estimated forfeitures, as of October 2, 2009 fully vests, we will recognize the related non-cash compensation expense as follows (in thousands):

Six month period ending April 2, 2010	$259
Fiscal year ending April 1, 2011	229
Fiscal year ending March 30, 2012 and thereafter	62

Total	$550

Restricted Stock Units and Performance Stock Units
Our RSUs vest based on the passage of time and our PSUs vest based on the achievement of performance criteria. During the first six months of fiscal year 2010, our Parent had 510,350 RSU and PSU grants. Additionally, our Parent issued 12,500 RSUs to our Chief Executive Officer (“CEO”) as a result of fiscal year 2009 performance, with one third vesting on his employment anniversary date in fiscal year 2010, fiscal year 2011 and fiscal year 2012.
During the six months ended October 2, 2009, 37,500 RSU vested awards held by our CEO were settled by issuing 21,675 shares of our Parent’s common stock, net of payroll withholding, with a value of $0.3 million.
During the six months ended October 2, 2009, one of our consolidated joint ventures, DIFZ, in which we have a 50% ownership interest, established a 2009 Omnibus Incentive Plan (the “DIFZ Plan”). Under the DIFZ Plan, the joint venture can issue equity based awards to its employees. Although these awards are only paid in cash, the value of these awards is tied to our Parent’s common stock. As such, these awards qualify as equity-based compensation under ASC 718. As of the six months ended October 2, 2009, the liabilities and expenses associated with the DIFZ Plan were not material.
In accordance with ASC 718 and our policy, we recognize compensation expense related to the RSUs and PSUs on a graded schedule over the requisite service period, net of estimated forfeitures. Compensation expense related to RSUs and PSUs was approximately $1.1 million for the three months ended October 2, 2009, and approximately $1.8 million for the six months ended October 2, 2009. Additionally, all RSUs and PSUs have been determined to be liability awards; therefore, the fair value of the RSUs and PSUs are re-measured at each financial reporting date as long as they remain liability awards. The estimated fair value of the RSUs and PSUs outstanding as of October 2, 2009, was approximately $13.0 million excluding the impact of estimated future forfeitures based on the closing market price of our Parent’s common stock on the grant date and was approximately $13.6 million excluding the impact of estimated future forfeitures based on the closing market price of our Parent’s common stock on October 2, 2009.
A summary of the combined RSU and PSU activity during the six months of fiscal year 2010 is as follows:

		Weighted
		Average
	Outstanding	Grant
	Restricted	Date
	Stock Units	Fair Value

Outstanding, April 3, 2009	345,895	$16.71
Units granted	510,350	$16.89
Units forfeited	(48,170)	$16.40
Units vested and settled(1)	(37,500)	$15.74

Outstanding, October 2, 2009	770,575	$16.90

(1)	During the six months ended October 2, 2009, 23,375 RSU awards, with a value of $0.4 million, vested but were not settled as of October 2, 2009. We expect to settle these shares infiscal year 2010.
Assuming each grant outstanding as of October 2, 2009, net of estimated forfeitures, fully vests, we will recognize the related equity-based compensation expense as follows based on the value of these liability awards based on our Parent’s closing stock price on October 2, 2009 (in thousands):

Six month fiscal period ended April 2, 2010	$2,217
Fiscal year ended April 1, 2011	3,846
Fiscal year ended March 30, 2012 and thereafter	4,619

Total	$10,682

Note 10— Consolidating Financial Statements of Subsidiary Guarantors
As of October 2, 2009, we had outstanding $375.4 million aggregate principal amount of 9.5% senior subordinated notes due 2013, net of unamortized discount. These senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by our following subsidiaries: DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, Dyn Marine Services LLC, Dyn Marine Services of Virginia LLC, Global Linguist Solutions LLC, Services International LLC, Worldwide Humanitarian Services LLC and Worldwide Recruiting and Staffing Services LLC, DI Aerospace Integrated Solutions LLC and DI Air Columbia SAS.
The following supplemental consolidating financial statements present:
1. Unaudited condensed consolidating balance sheets as of October 2, 2009 and April 3. 2009 and the related unaudited condensed consolidating statements of operations, statements of cash flows for the fiscal quarters ended October 2, 2009 and October 3, 2008.
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

DynCorp International LLC and Subsidiaries
Condensed Consolidating Statement of Operations Information
For the Three Months Ended October 2, 2009

		Subsidiary	Subsidiary
	LLC	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(Dollars in thousands)
Revenue	$572,352	$249,019	$103,637	$(103,636)	$821,372
Cost of services	(502,467)	(225,816)	(102,632)	103,636	(727,279)
Selling, general and administrative expenses	(20,766)	(10,325)	(213)	—	(31,304)
Depreciation and amortization expense	(10,222)	—	(16)	—	(10,238)

Operating income	38,897	12,878	776	—	52,551
Interest expense	(12,939)	(752)	—	—	(13,691)
Loss on early extinguishment of debt	(162)	—	—	—	(162)
Earnings from affiliates	1,527	—	—	—	1,527
Equity in income of subsidiaries	4,306	67	—	(4,373)	—
Interest income	(650)	753	—	—	103
Other, net	26	3	(41)	—	(12)

Income before income taxes	31,005	12,949	735	(4,373)	40,316
Provision for income taxes	(10,450)	(2,533)	(318)	—	(13,301)

Net income	20,555	10,416	417	(4,373)	27,015
Noncontrolling interests	—	(5,782)	(678)	—	(6,460)

Net income attributable to DynCorp International LLC	$20,555	$4,634	$(261)	$(4,373)	$20,555

DynCorp International LLC and Subsidiaries
Unaudited Condensed Consolidating Statements of Operations Information
For the Three Months Ended October 3, 2008

		Subsidiary	Subsidiary
(Amounts in thousands)	LLC	Guarantor	Non-Guarantors	Eliminations	Consolidated

Revenue	$520,815	$258,336	$98,780	$(98,780)	$779,151
Cost of services	(471,107)	(231,331)	(92,861)	98,780	(696,519)
Selling, general and administrative expenses	(19,053)	(6,750)	(191)	—	(25,994)
Depreciation and amortization expense	(9,989)	—	(16)	—	(10,005)

Operating income	20,666	20,255	5,712	—	46,633
Interest expense	(14,905)	—	—	—	(14,905)
Loss on extinguishment of debt	(4,443)	—	—	—	(4,443)
Earnings from affiliates	1,523	—	—	—	1,523
Equity in income of subsidiaries, net of tax	15,311	(44)	—	(15,267)	—
Interest income	672	—	5	—	677
Other, net	804	46	110	—	960

Income before income taxes	19,628	20,257	5,827	(15,267)	30,445
Provision for income taxes	(6,757)	(912)	(1,462)	—	(9,131)

Net income	12,871	19,345	4,365	(15,267)	21,314
Noncontrolling interests	—	(7,813)	(630)	—	(8,443)

Net income attributable to DynCorp International LLC	$12,871	$11,532	$3,735	$(15,267)	$12,871

Condensed Consolidating Statement of Operations Information
For the Six Months Ended October 2, 2009

		Subsidiary	Subsidiary
	LLC	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(Dollars in thousands)
Revenue	$1,112,724	$493,825	$203,882	$(203,882)	$1,606,549
Cost of services	(972,605)	(455,782)	(201,867)	203,882	(1,426,372)
Selling, general and administrative expenses	(42,485)	(11,911)	(346)	—	(54,742)
Depreciation and amortization expense	(20,350)	(1)	(32)	—	(20,383)

Operating income	77,284	26,131	1,637	—	105,052
Interest expense	(27,101)	(1,200)	—	—	(28,301)
Loss on early extinguishment of debt	(146)	—	—	—	(146)
Earnings from affiliates	2,581	—	—	—	2,581
Equity in income of subsidiaries	9,355	91	—	(9,446)	—
Interest income	(763)	1,201	4	—	442
Other, net	(115)	(12)	(114)	—	(241)

Income before income taxes	61,095	26,211	1,527	(9,446)	79,387
Provision for income taxes	(19,895)	(5,393)	(640)	—	(25,928)

Net income	41,200	20,818	887	(9,446)	53,459
Noncontrolling interests	—	(10,917)	(1,342)	—	(12,259)

Net income attributable to DynCorp International LLC	$41,200	$9,901	$(455)	$(9,446)	$41,200

Unaudited Condensed Consolidating Statements of Operations Information
For the Six Months Ended October 3, 2008

		Subsidiary	Subsidiary
(Amounts in thousands)	LLC	Guarantor	Non-Guarantors	Eliminations	Consolidated

Revenue	$1,063,773	$432,172	$195,468	$(195,468)	$1,495,945
Cost of services	(945,659)	(397,450)	(187,267)	195,468	(1,334,908)
Selling, general and administrative expenses	(41,180)	(12,249)	(416)	—	(53,845)
Depreciation and amortization expense	(20,514)	—	(51)	—	(20,565)

Operating income	56,420	22,473	7,734	—	86,627
Interest expense	(29,120)	—	—	—	(29,120)
Loss on extinguishment of debt	(4,443)	—	—	—	(4,443)
Earnings from affiliates	2,640	—	—	—	2,640
Equity in income of subsidiaries, net of tax	18,000	(150)	—	(17,850)	—
Interest income	1,003	5	13	—	1,021
Other, net	1,404	156	105	—	1,665

Income before income taxes	45,904	22,484	7,852	(17,850)	58,390
Provision for income taxes	(15,053)	(1,110)	(2,284)	—	(18,447)

Net income	30,851	21,374	5,568	(17,850)	39,943
Noncontrolling interests	—	(8,462)	(630)	—	(9,092)

Net income attributable to DynCorp International LLC	$30,851	$12,912	$4,938	$(17,850)	$30,851

DynCorp International LLC and Subsidiaries
Condensed Consolidating Balance Sheet Information
October 2, 2009

		Subsidiary	Subsidiary
	LLC	Guarantor	Non-Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$123,513	$4,814	$3,757	$—	$132,084
Restricted cash	15,990	—	—	—	15,990
Accounts receivable, net	465,234	170,040	1,078	—	636,352
Prepaid expenses and other current assets	77,736	36,409	2,132	—	116,277

Total current assets	682,473	211,263	6,967	—	900,703
Property and equipment, net	50,849	3,005	312	—	54,166
Goodwill	398,559	21,621	—	—	420,180
Tradename	18,318	—	—	—	18,318
Other intangibles, net	111,491	13,886	—		125,377
Investment in subsidiaries	73,734	681	—	(74,415)	—
Other assets, net	39,613	94	—	—	39,707
Intercompany receivables	57,043	—	47,664	(104,707)	—

Total assets	$1,432,080	$250,550	$54,943	$(179,122)	$1,558,451

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$14,137	$—	$—	$—	$14,137
Accounts payable	130,770	82,496	433		213,699
Accrued payroll and employee costs	56,528	34,162	22,585	—	113,275
Other accrued liabilities	51,687	37,057	19,646	—	108,390
Income taxes payable	17,887	—	656	—	18,543

Total current liabilities	271,009	153,715	43,320	—	468,044
Long-term debt, less current portion	537,887	—	—	—	537,887
Other long-term liabilities	6,101	—	—	—	6,101
Intercompany payables	70,664	34,043	—	(104,707)	—
Total equity	546,419	62,792	11,623	(74,415)	546,419

Total liabilities and member’s equity	$1,432,080	$250,550	$54,943	$(179,122)	$1,558,451

DynCorp International LLC and Subsidiaries
Condensed Consolidating Balance Sheet Information
April 3, 2009

		Subsidiary	Subsidiary
	LLC	Guarantor	Non-Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$192,968	$2,534	$4,720	$—	$200,222
Restricted cash	5,935	—	—	—	5,935
Accounts receivable, net	389,715	172,900	1,817	—	564,432
Prepaid expenses and other current assets	112,024	10,952	1,238	—	124,214

Total current assets	700,642	186,386	7,775	—	894,803
Property and equipment, net	14,582	3,400	356	—	18,338
Goodwill	398,559	21,621	—	—	420,180
Tradename	18,318	—	—	—	18,318
Other intangibles, net	128,833	13,886			142,719
Investment in subsidiaries	64,380	589	—	(64,969)	—
Other assets, net	44,762	94	—	—	44,856
Intercompany receivables	48,786	—	43,663	(92,449)	—

Total assets	$1,418,862	$225,976	$51,794	$(157,418)	$1,539,214

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$30,540	$—	$—	$—	$30,540
Accounts payable	96,574	63,132	713		160,419
Accrued payroll and employee costs	69,220	32,965	35,808	—	137,993
Other accrued liabilities	94,333	14,711	2,546	—	111,590
Income taxes payable	13,615	—	649	—	14,264

Total current liabilities	304,282	110,808	39,716	—	454,806
Long-term debt, less current portion	569,372	—	—	—	569,372
Other long-term liabilities	6,744	35	—	—	6,779
Intercompany payables	30,207	62,242	—	(92,449)	—
Total equity	508,257	52,891	12,078	(64,969)	508,257

Total liabilities and member’s equity	$1,418,862	$225,976	$51,794	$(157,418)	$1,539,214

DynCorp International LLC and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For the Six Months Ended October 2, 2009

		Subsidiary	Subsidiary
(Amounts in thousands)	LLC	Guarantor	Non-Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$(8,073)	$13,550	$27,901	$—	$33,378

Cash flows from investing activities:
Purchase of property and equipment	(34,687)	—	—	—	(34,687)
Other investing cash flows	(1,575)	—	—	—	(1,575)

Net cash used in investing activities	(36,262)	—	—	—	(36,262)
Cash flows from financing activities:
Net transfers from (to) Parent	24,198	4,001	(28,199)	—	—
Payments on debt	(48,626)	—	—	—	(48,626)
Other financing activities	(692)	(15,271)	(665)	—	(16,628)

Net cash used in financing activities	(25,120)	(11,270)	(28,864)	—	(65,254)
Net (decrease) in cash and cash equivalents	(69,455)	2,280	(963)	—	(68,138)
Cash and cash equivalents, beginning of period	192,968	2,534	4,720	—	200,222

Cash and cash equivalents, end of period	$123,513	$4,814	$3,757	$—	$132,084

Unaudited Condensed Consolidating Statement of Cash Flow Information
For the Six Months Ended October 3, 2008

		Subsidiary	Subsidiary
(Amounts in thousands)	LLC	Guarantor	Non-Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$121,387	$(48,131)	$(35,303)	$—	$37,953

Cash flows from investing activities:
Purchase of property and equipment	(2,303)	—	—	—	(2,303)
Other investing cash flows	(17,415)	—	—	—	(17,415)

Net cash used in investing activities	(19,718)	—	—	—	(19,718)
Cash flows from financing activities:
Net transfers from (to) Parent	(85,894)	48,569	37,325	—	—
Payments on debt	22,622	—	—	—	22,622
Other financing activities	6,543	—	—	—	6,543

Net cash used in financing activities	(56,729)	48,569	37,325	—	29,165
Net decrease in cash and cash equivalents	44,940	438	2,022	—	47,400
Cash and cash equivalents, beginning of period	79,484	3,835	2,060	—	85,379

Cash and cash equivalents, end of period	$124,424	$4,273	$4,082	$—	$132,779

Note 11 — Related Parties, Joint Ventures and Variable Interest Entities
Management Fee
We pay Veritas Capital an annual management fee of $0.3 million plus expenses to provide us with general business management, financial, strategic and consulting services. We paid $0.2 million and $0.3 million to Veritas Capital for the three and six months ended October 2, 2009 and paid $0.3 million for the three and six months ended October 3, 2008.

Joint Ventures
Amounts due from our unconsolidated joint ventures totaled $5.1 million and $2.5 million as of October 2, 2009 and April 3, 2009, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The change in these receivables from April 3, 2009 to October 2, 2009 resulted in a use of operating cash for the six months ended October 2, 2009 of approximately $2.6 million. The related revenue associated with our unconsolidated joint ventures totaled $1.3 million and $2.6 million for the three and six months ended October 2, 2009, respectively, and $11.4 million and $14.1 million for the three and six months ended and October 3, 2008, respectively. Additionally, we earned $1.1 million and $2.0 million in equity method income from the Babcock joint venture in the three and six months ended October 2, 2009, respectively, and $1.3 million and $2.4 million in the three and six months ended October 3, 2008, respectively.
As a result of the DIFZ sale, we currently hold three promissory notes from our joint venture partner which had an initial value of $9.7 million as a result of the sales price. The notes are included in Prepaid expenses and other current assets and in Other assets on our consolidated balance sheet for the short and long-term portions, respectively. As of October 2, 2009, the loan balance outstanding was $8.6 million, reflecting the initial value plus accrued interest, less payments against the promissory notes.
Variable Interest Entities
Our population of variable interest entities, associated primary beneficiary assessments, and our joint venture ownership percentages have not changed from the information disclosed in our fiscal year 2009 annual report. Additionally, our Parent’s largest shareholder, Veritas Capital, continues to be the majority owner of McNeil Technologies, our GLS partner. In the aggregate, our maximum exposure to losses as a result of our investment in VIEs consists of our $9.5 million investment in unconsolidated subsidiaries as well as contingent liabilities that are neither probable nor reasonably estimable as of October 2, 2009.
GLS assets and liabilities were $147.7 million and $108.3.0 million at October 2, 2009, respectively, as compared to $152.0 million and $129.6 million at April 3, 2009, respectively. Additionally, GLS revenue was $198.4 million and $396.7 million for the three and six months ended October 2, 2009, respectively, as compared to $201.3 million and $319.7 million for the three and six months ended October 3, 2008, respectively.
DIFZ assets and liabilities were $43.2 million and $40.4 million, respectively, as of October 2, 2009, as compared to $38.0 million and $36.5 million at April 3, 2009, respectively. Additionally, DIFZ revenue was $99.4 million and $194.0 million for the three and six months ended October 2, 2009, respectively. DIFZ revenue and costs are eliminated in consolidation.
Note 12—Collaborative Arrangement
We participate in a collaborative arrangement with two of our partners on the Logistics Civil Augmentation Program (“LOGCAP IV”). The purpose of this arrangement is to share some of the risks and rewards associated with this contract. We receive working capital contributions to mitigate the risks associated with the timing of cash inflows and outflows. We also share in the profits. We account for this collaborative arrangement under ASC 808 — Collaborative Arrangements. We record revenue gross as the prime contractor. The cash inflows, outflows, as well as expenses incurred impact cost of services in the period realized or incurred. The expenses incurred from our profit sharing arrangement were not material for the three or six months ended October 2, 2009 and October 3, 2008.
Note 13—Segment Information
As discussed in Note 3, we have a new organizational realignment which resulted in three new operating segments. The purpose of the realignment is to support our transition, as we become an integrated global enterprise, by more closely aligning our organization with our strategic markets and continuing to streamline our infrastructure to facilitate growth. We believe this new structure better reflects our market focus and better positions us to achieve our goal of becoming the leading global government services provider and a high-performing integrated global enterprise.

The three segments are as follows:
Global Stabilization and Development Solutions, or GSDS segment provides a diverse collection of outsourced services, primarily to government agencies worldwide. GSDS consists of the International Civilian Police Program (“CivPol”) SBA, the Security & Mentoring SBA, the LOGCAP IV SBA, the Operations SBA, and the Infrastructure SBA.
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

	Three Months Ended
	October 2, 2009	October 3, 2008
Revenue
Global Stabilization and Development Solutions	$336,521	$263,985
Global Platform Support Solutions	284,512	315,241
Global Linguist Solutions	198,393	201,305
Other/Elimination	1,946	(1,380)

Total revenue	$821,372	$779,151

Operating Income	$20,386	$1,036
Global Stabilization and Development Solutions
Global Platform Support Solutions	19,813	28,284
Global Linguist Solutions	12,352	17,313

Total operating income	$52,551	$46,633

Depreciation and amortization	$4,952	$4,777
Global Stabilization and Development Solutions
Global Platform Support Solutions	5,129	5,013
Global Linguist Solutions	157	215

Total depreciation and amortization	$10,238	$10,005

	Six Months Ended
	October 2, 2009	October 3, 2008
Revenue
Global Stabilization and Development Solutions	$620,606	$533,539
Global Platform Support Solutions	588,160	644,978
Global Linguist Solutions	396,748	319,727
Other/Elimination	1,035	(2,299)

Total revenue	$1,606,549	$1,495,945

Operating Income	$36,278	$24,006
Global Stabilization and Development Solutions
Global Platform Support Solutions	45,710	44,027
Global Linguist Solutions	23,064	18,594

Total operating income	$105,052	$86,627

Depreciation and amortization	$9,900	$9,953
Global Stabilization and Development Solutions
Global Platform Support Solutions	10,168	10,250
Global Linguist Solutions	315	362

Total depreciation and amortization	$20,383	$20,565

	As of
	October 2, 2009	April 3, 2009

Assets
Global Stabilization and Development Solutions	$674,551	$594,207
Global Platform Support Solutions	533,264	510,583
Global Linguist Solutions	147,743	152,090
Corporate (1)	202,893	282,334

Total assets	$1,558,451	$1,539,214

(1)	Corporate assets primarily include cash, deferred income taxes, and deferred debt issuance cost.
Note 14—Fair Value of Financial Assets and Liabilities
ASC 820 — Fair Value Measurements and Disclosures establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•	Level 1, defined as observable inputs such as quoted prices in active markets;
•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
As of October 2, 2009, we held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents (including restricted cash) and interest rate derivatives. Cash equivalents consist of petty cash, cash in-bank and short-term, highly liquid, income-producing investments with original maturities of 90 days or less. Our interest rate derivatives, as further described in Note 7, consist of interest rate swap contracts. The fair values of the interest rate swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, we have categorized these interest rate swap contracts as Level 2. We have consistently applied these valuation techniques in all periods presented.
Our assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at October 2, 2009, were as follows:

Fair Value Measurements at Reporting Date Using
	Book value of
	financial	Quoted Prices in
	assets/(liabilities)	Active Markets	Significant Other	Significant
	as of October 2,	for Identical	Observable Inputs	Unobservable
(amounts in thousands)	2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Cash equivalents(1)	$148,074	$148,074	$—	$—

Total assets measured at fair value	$148,074	$148,074	$—	$—

Liabilities
Interest rate derivatives	$6,185	$—	$6,185	$—

Total liabilities measured at fair value	$6,185	$—	$6,185	$—

(1)	Includes cash equivalents and restricted cash

Note 15—Subsequent Events
We evaluated subsequent events that occurred after the period end date through November 12, 2009, the date the financial statements were available to be issued. We concluded that no subsequent events have occurred that require recognition on our financial statements for the three months or the six months ended October 2, 2009. However, we determined that the acquisition of Phoenix Consulting Group, Inc. on October 19, 2009 merited additional disclosure.
Business Combination
On October 19, 2009, we acquired 100% of Phoenix Consulting Group, Inc (“Phoenix”), which was a privately held company based in Arlington, Virginia. Phoenix is a leading provider of intelligence training, consultative and augmentation services to a wide range of U.S. government organizations. The acquisition broadens our service offerings into the intelligence community which is consistent with our goal of accelerating growth, expanding service offerings and penetrating new segments.
The total purchase price for Phoenix consists of a base price of approximately $46.0 million (including an adjustment thereto made at closing based on estimated net working capital at closing), a post-closing net working capital adjustment and a potential contingent payment ranging from zero to $5 million. The base purchase price was paid at closing and funded with cash on hand.
Through the post-closing net working capital adjustment, we will either pay or receive proceeds based on the final determination of net working capital at closing to the extent that the amount thereof is greater or less than the estimated net working capital at closing.
The base purchase price and the contingent consideration exclude acquisition related costs of approximately $0.5 million, which are included in selling, general and administrative expenses.
The acquisition will be accounted for as a business purchase pursuant to ASC 805 — Business Combinations. In accordance with ASC 805, the purchase price will be allocated to assets and liabilities based on their estimated fair value at the acquisition date. The fair value of the contingent consideration at the acquisition date will be included in the purchase price allocation.
The goodwill arising from the acquisition consists largely of expectations that the addition of Phoenix extends our ability to deliver compelling services to the intelligence communities and national security clients. The goodwill recognized is expected to be deductible for income tax purposes.
Phoenix will be incorporated into the GSDS operating segment. The assets, liabilities and results of operations are not expected to be material to our consolidated financial position or results or operations in fiscal year 2010.

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
COMPANY OVERVIEW
We are a leading provider of specialized mission-critical professional and support services for the U.S. military, non-military U.S. governmental agencies and foreign governments. Our specific global expertise is in law enforcement training and support, security services, services to the intelligence community, base and logistics operations, construction management, aviation services and operations, and linguist services. We also provide logistics support for all our services, including those services provided under the recently-awarded LOGCAP IV contract. We have provided essential services to numerous U.S. government departments and agencies since 1951. Our current customers include the U.S. Department of Defense (“DoD”), the DoS, foreign governments, commercial customers and certain other U.S. federal, state and local government departments and agencies.
Strategic Business Areas and Service Offerings
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
Global Stabilization and Development Solutions
GSDS provides a diverse collection of outsourced services primarily to government agencies worldwide. As of October 2, 2009 GSDS includes three service offerings as described below:
Security & Training — This service offering is comprised of the following SBAs:
•	CivPol— This SBA provides international policing and police training, judicial support, immigration support and base operations.
•
Security & Mentoring — This SBA provides senior advisors and mentors to foreign governmental agencies. In addition, it provides security and personal protection for diplomats and governmental senior officials.

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
As discussed in Note 15 to our Financial Statements, we closed on the acquisition of Phoenix Consulting Group Inc, which will be consolidated within the GSDS business unit. It will operate as the fourth service offering — Intelligence Training and Solutions. Under this service offering, we will (i) provide proprietary training courses, management consulting and augmentation services to the intelligence community and (ii) expand our services to the intelligence community and national security clients.

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

Global Linguist Solutions
Global Linguist Solutions — This consolidated joint venture between DynCorp International LLC and McNeil Technologies provides rapid recruitment, deployment and on-site management of in-theatre interpreters and translators to the U.S. military for a wide range of foreign languages. Our GLS operating segment is comprised of a single linguist service offering/SBA.
CURRENT OPERATING CONDITIONS AND OUTLOOK
There have been no material changes to the Company’s industry outlook, economic conditions, or internal strategy from those disclosed in the Company’s Form 10-Q for the fiscal period ended July 3, 2009.
Notable Events for the six months ended October 2, 2009
•	LOGCAP IV task order in southern Afghanistan with an estimated value of approximately $600 million was awarded in July 2009 and began ramp-up activities in September 2009.
•
In September 2009, we were awarded a contract by the U.S. Air Force to provide aircraft maintenance support at Sheppard Air Force Base. The value of the contract is $31.2 million for the base period, and a potential maximum value of $230 million over seven years, if all options are exercised.

•
We were awarded a Worldwide Personal Protective Services (“WPPS”) task order that was originally expected to ramp up in the second quarter of fiscal year 2010, but due to changes in customer requirements was delayed. Our current expectation is that we will begin performance on this program by the fourth fiscal quarter of 2010.

•
During the second quarter, we made a decision to purchase helicopters in support of our new WPPS air services task order. Given availability of customer assets to support this program, we mutually agreed to a task order modification under which the customer will now supply its own helicopters. As a result, we plan to utilize all but three of the purchased helicopter assets on other programs, some of which may be structured cost-reimbursable instead of fixed priced. We plan to sell the three helicopters that we do not intend to use on the other programs.

•
We continue to encounter cost overruns in our Afghanistan construction projects, within our infrastructure service offering, due to significant challenges including the deteriorating security situation in and issues with getting equipment through customs in Afghanistan. Fiscal year 2010 second quarter results included a loss on Afghanistan construction of $5.3 million. We expect that our firm fixed-price Afghanistan construction contracts will continue to operate at a loss or at margins approaching zero over the contract terms. Accordingly, we do not expect to bid any similar firm fixed-price contracts without revised terms and conditions.

•
On the GLS program, we completed negotiations with the customer to modify our largest task order to include a ceiling for recoverable cost of $752 million, resulting in a cumulative reduction to revenue of $3.4 million in the second quarter of fiscal year 2010. In connection with these negotiations, we received indications from our customer that the next option period from December 2009 to December 2010 will be exercised.

•
We signed an acquisition agreement in September 2009 and subsequently closed the acquisition of Phoenix Consulting Group, LLC on October 19, 2009. See Note 15 — Subsequent Events for additional information concerning this acquisition.

CONTRACT TYPES
Our business is performed under fixed-price, time-and-materials or cost-reimbursement contracts. Each contract type is described below.
•
Fixed-Price Type Contracts: In a fixed-price contract, the price is not subject to adjustment based on costs incurred, which can favorably or adversely impact our profitability depending upon our execution in performing the contracted service. Fixed-price contracts received by us include firm fixed-price, fixed-price with economic adjustment, and fixed-price incentive.

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

Any of these three types of contracts discussed above may be executed under an indefinite order indefinite quantity (“IDIQ”) contract, which are often awarded to multiple contractors. An IDIQ contract does not represent a firm order for services. Our CivPol, Field Teams, and LOGCAP IV programs are three examples of IDIQ contracts.

The following table sets forth our approximate fiscal year revenue recognized per our contract mix as of the dates indicated:

	Three Months Ended		Six Months Ended
	October 2,	October 3,	October 2,	October 3,
	2009	2008	2009	2008
Fixed-Price	27%	28%	26%	30%
Time-and-Materials	18%	24%	19%	25%
Cost-Reimbursement	55%	48%	55%	45%

Total	100%	100%	100%	100%
Over the last year, we have seen an increase in our revenue attributable to cost-reimbursable contracts with corresponding decreases to fixed-price and time-and-materials contracts. This was primarily due to changes from fixed-price to cost-reimbursable task orders on our CivPol program as well as GLS making up a greater percentage of our consolidated revenue in fiscal year 2010 compared to fiscal year 2009. We expect this trend to continue as a result of growth in our LOGCAP IV program.
BACKLOG
We track backlog in order to assess our current business development effectiveness and to assist us in forecasting our future business needs and financial performance. Our backlog consists of funded and unfunded amounts under contracts. Funded backlog is equal to the amounts actually appropriated by a customer for payment of goods and services less actual revenue recognized as of the measurement date under that appropriation. Unfunded backlog is the actual dollar value of unexercised, priced contract options, and the unfunded portion of exercised contract options. Most of our U.S. government contracts allow the customer the option to extend the period of performance of a contract for a period of one or more years. These priced options may or may not be exercised at the sole discretion of the customer. It has been our experience that the customer has typically exercised contract options.
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
The following table sets forth our backlog as of the dates indicated (dollars in millions):

	October 2, 2009	April 3, 2009

Funded Backlog	$1,809	$1,431
Unfunded Backlog	4,867	4,867

Total Backlog	$6,676	$6,298

Total backlog as of October 2, 2009 was $6.7 billion, as compared to $6.3 billion as of April 3, 2009, primarily due to new task orders under LOGCAP IV and our new award providing aircraft maintenance support at Sheppard Air Force Base. As of October 2, 2009 and April 3, 2009, total backlog related to GLS was $2.7 billion and $3.1 billion, respectively. Additionally, total backlog related to LOGCAP IV was $0.6 billion at October 2, 2009 and included in the table above.
ESTIMATED REMAINING CONTRACT VALUE
Our estimated remaining contract value represents total backlog plus management’s estimate of future revenue under IDIQ contracts for task or delivery orders that have not been awarded. Future revenue represents management’s estimate of revenue that will be recognized from future task or delivery orders through the end of the term of such IDIQ contracts and is based on our experience under such IDIQ contracts and our estimates as to future performance. Although we believe our estimates are reasonable, there can be no assurance that our existing contracts will result in actual revenue in any particular period or at all. Our estimated remaining contract value could vary or even change significantly depending upon various factors including government policies, government budgets and appropriations, the accuracy of our estimates of work to be performed under time-and-material contracts and whether we successfully compete with any multiple bidders in IDIQ contracts. As of October 2, 2009 and April 3, 2009, our estimated remaining contract value was $9.0 billion and $8.4 billion, respectively, primarily due to an increase in backlog.

RESULTS OF OPERATIONS
The three months ended October 2, 2009 was a 13-week period from July 4, 2009 to October 2, 2009. The three months ended October 3, 2008 was a 13-week period from July 5, 2008 to October 3, 2008. The six months ended October 2, 2009 was a 26-week period from April 4, 2009 to October 2, 2009. The six months ended October 3, 2008 was a 27-week period from March 29, 2008 to October 3, 2008.
Consolidated — Three and Six Months Ended October 2, 2009 Compared to Three and Six Months Ended October 3, 2008
The following tables set forth, for the periods indicated, our consolidated results of operations, both in dollars and as a percentage of revenue:

	Three Months Ended
(Dollars in thousands)	October 2, 2009		October 3, 2008

Revenue	$821,372	100.0%	$779,151	100.0%
Cost of services	(727,279)	(88.5%)	(696,519)	(89.4%)
Selling, general and administrative expenses	(31,304)	(3.8%)	(25,994)	(3.3%)
Depreciation and amortization expense	(10,238)	(1.2%)	(10,005)	(1.3%)

Operating income	52,551	6.4%	46,633	6.0%
Interest expense	(13,691)	(1.7%)	(14,905)	(1.9%)
Loss on early extinguishment of debt	(162)	(0.0%)	(4,443)	(0.6%)
Earnings from affiliates	1,527	0.2%	1,523	0.2%
Interest income	103	0.0%	677	0.1%
Other (loss)/income, net	(12)	(0.0%)	960	0.1%

Income before taxes	40,316	4.9%	30,445	3.9%
Provision for income taxes	(13,301)	(1.6%)	(9,131)	(1.2%)

Net income	27,015	3.3%	21,314	2.7%
Noncontrolling interests	(6,460)	(0.8%)	(8,443)	(1.1%)

Net income attributable to DynCorp International LLC	$20,555	2.5%	$12,871	1.7%

	Six Months Ended
(Dollars in thousands)	October 2, 2009		October 3, 2008

Revenue	$1,606,549	100.0%	$1,495,945	100.0%
Cost of services	(1,426,372)	(88.8%)	(1,334,908)	(89.2%)
Selling, general and administrative expenses	(54,742)	(3.4%)	(53,845)	(3.6%)
Depreciation and amortization expense	(20,383)	(1.3%)	(20,565)	(1.4%)

Operating income	105,052	6.5%	86,627	5.8%
Interest expense	(28,301)	(1.8%)	(29,120)	(1.9%)
Loss on early extinguishment of debt	(146)	(0.0%)	(4,443)	(0.3%)
Earnings from affiliates	2,581	0.2%	2,640	0.2%
Interest income	442	0.0%	1,021	0.1%
Other (loss)/income, net	(241)	(0.0%)	1,665	0.1%

Income before taxes	79,387	4.9%	58,390	3.9%
Provision for income taxes	(25,928)	(1.6%)	(18,447)	(1.2%)

Net income	53,459	3.3%	39,943	2.7%
Noncontrolling interests	(12,259)	(0.8%)	(9,092)	(0.6%)

Net income attributable to DynCorp International LLC	$41,200	2.6%	$30,851	2.1%

Revenue — Revenue for the three and six months ended October 2, 2009 increased by $42.2 million, or 5.4%, and $110.6 million, or 7.4%, respectively, as compared with revenue for the three and six months ended October 3, 2008. From a three month perspective, revenue increased primarily due to the ramp up of the Southern Afghanistan LOGCAP IV task order, partially offset by decreases in our Field Teams and CivPol programs. From a six month perspective, the increase was primarily driven by the ramp up of the LOGCAP IV program in both Kuwait and Afghanistan, including the contract award fee. Also impacting the increase was the benefit of a full six months of revenue from the Intelligence and Security Command (“INSCOM”) contract, including award fee, as compared to the ramp-up period which occurred during the first quarter of fiscal year 2009.

Cost of services — Costs of services are comprised of direct labor, direct material, subcontractor costs, other direct costs and overhead. Other direct costs include travel, supplies and other miscellaneous costs. Costs of services for the three and six months ended October 2, 2009 increased by $30.7 million, or 4.4%, and $91.4 million, or 6.9%, respectively, as compared with the three and six months ended October 3, 2008 and was primarily a result of revenue growth. As a percentage of revenue, costs of services decreased to 88.5% and 88.8% for the three and six months ended October 2, 2009, respectively, as compared with 89.4% and 89.2% for the three and six months ended October 3, 2008, respectively. This decrease primarily was driven by effective cost management efforts on certain programs in the GPSS segment, higher award fees in the GLS segment which have no corresponding costs, and lower losses associated with Afghanistan construction, lower margin on our LOGCAP IV program as a result of the fee sharing arrangement with our partners.
Selling, general and administrative expenses (“SG&A”) — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing and business development. SG&A expenses for the three months ended October 2, 2009 increased by $5.3 million as compared to the three months ended October 3, 2008. As a percentage of revenue, SG&A expenses increased to 3.8% for the three months ended October 2, 2009 as compared to 3.3% for the three months ended October 3, 2008 contributed in part by increased legal costs, costs associated with the filing of a Form S-3 registration statement, costs associated with our acquisition strategy, and higher business development costs incurred in support of our growth strategy. SG&A expenses for the six months ended October 2, 2009 increased by $0.9 million as compared to the six months ended October 3, 2008. As a percentage of revenue, SG&A expenses decreased to 3.4% for the six months ended October 2, 2009 as compared to 3.6% for the six months ended October 3, 2008. This difference as a percentage of revenue was primarily the result of our former CEO’s severance package incurred in the first quarter of fiscal year 2009.
Depreciation and amortization — Depreciation and amortization for the three months ended October 2, 2009 increased by $0.2 million or 2.3%. This increase was primarily due to incremental depreciation and amortization associated with our technology transformation initiative which began ramping up in the second quarter of fiscal year 2010. This investment to modernize and upgrade our IT systems will enable more efficient and effective utilization of IT applications, provide better redundancy and reliability, integrate systems that were previously disconnected and support future growth. From a six month perspective, depreciation and amortization expense had a $0.2 million decline primarily attributed to calculating depreciation and amortization over 26 weeks for the six months ended October 2, 2009, as compared to 27 weeks for the six months ended October 3, 2008.
Interest expense — Interest expense for the three and six months ended October 2, 2009 decreased by $1.2 million, or 8.1%, and $0.8 million, or 2.8%, respectively, as compared with the three and six months ended October 3, 2008. The interest expense incurred relates to our credit facility, senior subordinated notes, and amortization of deferred financing fees. The decrease in interest expense was primarily due to lower principal stemming from the excess cash flow principal payment on the credit facility and repurchases of senior subordinated notes that occurred in fiscal year 2010. Also impacting the decrease was one less week of interest expense during the six months ended October 2, 2009 as compared to the six months ended October 3, 2008.
Income tax expense — Our effective tax rate increased to 33.0% and 32.7% for the three and six months ended October 2, 2009, respectively, as compared with 30.0% and 31.6% for the three and six months ended October 3, 2008, respectively. Our effective tax rate was impacted by the tax treatment of our GLS and DIFZ joint ventures, which are not consolidated for tax purposes but are instead taxed as partnerships under the Internal Revenue Code.

Results by Segment — Three Months Ended October 2, 2009 Compared to Three Months Ended October 3, 2008
The following tables set forth the revenue and operating income for our GSDS, GPSS and GLS operating segments, both in dollars and as a percentage of our consolidated revenue and segment operating margin, for the three months ended October 2, 2009 as compared to the three months ended October 3, 2008.

	For the Three Months Ended
(Dollars in thousands)	October 2, 2009		October 3, 2008
Revenue

Global Stabilization and Development Solutions	$336,521	41.0%	$263,985	33.9%
Global Platform Support Solutions	284,512	34.6%	315,241	40.5%
Global Linguist Solutions	198,393	24.2%	201,305	25.8%
Other/elimination	1,946	0.2%	(1,380)	(0.2%)

Consolidated	$821,372	100.0%	$779,151	100.0%

Operating Income

Global Stabilization and Development Solutions	$20,386	6.1%	$1,036	0.4%
Global Platform Support Solutions	19,813	7.0%	28,284	9.0%
Global Linguist Solutions	12,352	6.2%	17,313	8.6%

Consolidated	$52,551	6.4%	$46,633	6.0%

Global Stabilization and Development Solutions
Revenue — Revenue of $336.5 million for the three months ended October 2, 2009 increased $72.5 million, or 27.5%, as compared with the three months ended October 3, 2008. The increase was primarily the result of the following:
Security & Training: Revenue of $183.4 million increased $4.3 million, or 2.4%, primarily as a result of a scope increase in our WPPS security services task order in Iraq and a new WPPS security services task order in Pakistan. Also contributing to the increase was our new Multinational Security Transition Command-Iraq (“MNSTC-I”) program which launched after October 3, 2008. Partially offsetting the revenue generated by these programs was the impact of a decline in our Civilian Police program as a result of reductions in equipment purchases. We expect CivPol revenue to increase during the remainder of fiscal year 2010 due to scope increases in Afghanistan. In terms of the training mission going forward in Afghanistan we believe that operational oversight will transition to the DoD in the not too distant future. The contract vehicle for the police training mission may also transfer to a DoD vehicle. While the time table for a potential contract transition is not clear, we believe that our current task order, which currently ends in February 2010, can be extended. If the contract is renewed, we believe that we will retain either all or a large portion of the services under this contract; however, any material changes to the contract, including, but not limited to, the governmental agency that administers the contract, the amount of government funding or the overall scope of services under the renewed program could adversely affect our operating performance.
Contingency Support and Operations: Revenue of $126.6 million increased $65.5 million or 107.2%, primarily due to increases from both the Kuwait and Afghanistan task orders on our LOGCAP IV program. We expect future growth in this service offering to be primarily driven by the recently awarded Afghanistan South task order on our LOGCAP IV program that carries annual revenue potential of approximately $600 million. Although we have started work on this program, due to the timing of the award and transition period, we do not expect to achieve in fiscal year 2010, the full fiscal year revenue implied by the annual revenue potential of this program.
Infrastructure: Revenue of $26.6 million increased by $2.8 million, or 11.6%, primarily due increases from two separate Afghanistan construction projects that commenced after the beginning of fiscal year 2009. We do not expect to bid on any similar fixed-price contracts in Afghanistan without revised terms and conditions. This may impact future revenue in this segment by limiting the construction opportunities available to us.
Operating Income — Operating income of $20.4 million for the three months ended October 2, 2009 increased $19.4 million as compared with the three months ended October 3, 2008. Prior period results were negatively affected by large losses on our Afghanistan construction programs. Also contributing to the increase was an expansion in services on both our WPPS programs in Iraq and Pakistan and our MNSTC-I program, and non-recurring revenue of $5.8 million on our WPPS program. Partially offsetting this increase was a decline in margins on CivPol resulting from the final close out of several firm fixed price task orders in the second quarter of fiscal year 2009. For the remainder of fiscal year 2010, we expect an increase in CivPol operating income due to scope increases in Afghanistan.

Global Platform Support Solutions
Revenue — Revenue of $284.5 million for the three months ended October 2, 2009 decreased $30.7 million, or 9.7%, as compared with the three months ended October 3, 2008. The decrease primarily resulted from the following:
Aviation: Revenue of $249.5 million decreased $24.8 million, or 9%, for the three months ended October 2, 2009, as compared to the three months ended October 3, 2008. The decrease was primarily driven by declines in the Field Service Operations (“FSO”) business area of $27.9 million. FSO revenue declined due to the completion of several CFT task orders, for which we did not win the re-competes due to additional competitors in this service space. While the additional competition puts downward pressure on fiscal year 2010 revenue, we do not believe this will limit our long-term opportunities under the CFT program. These declines were partially offset by additional services, including a new task order as a subcontractor to provide aircraft maintenance to support the Afghanistan air force through our Counter Narcotics Technical Program Office (“CNTPO”) program. We also expect continued growth driven by a recent WPPS task order win to provide aircraft maintenance and air transportation services that is expected to ramp up by the fourth quarter of fiscal year 2010. This program was originally slated to ramp-up in the current quarter but was delayed due to a change in customer requirements.
Land Systems: Revenue of $35.0 million decreased $5.9 million, or 14.4%, for the three months ended October 2, 2009, as compared to the three months ended October 3, 2008, primarily due to a decrease in our General Maintenance Corps (“GMC”) program, partially offset by an increase in services associated with our MRAP program.
Operating Income — Operating income of $19.8 million for the three months ended October 2, 2009 decreased by $8.5 million, or 30.0%, as compared with the three months ended October 3, 2008. The decrease was primarily driven by lower gross profit of $5.6 million on our FSO programs resulting from completion of task orders and $3.4 million on our GMC program resulting from adjustments to the estimated contract value on the GMC program. SG&A costs increased primarily due to an increase in bid and proposal activity. Partially offsetting this was better cost management in several key aviation programs as well as improved margins on our INL Air Wing Program driven by effective cost management and favorable foreign currency rates. Although we expect our MRAP program to continue to be profitable in fiscal year 2011, we expect lower gross profit on our MRAP program starting in fiscal year 2011 reflecting an adjusted rate structure on the next option period.
Global Linguist Solutions
Revenue of $198.4 million decreased $2.9 million, or 1.4%, for the three months ended October 2, 2009, as compared to the three months ended October 3, 2008. This quarter-over-quarter decrease was due primarily to the timing of the award fee accrual in the second quarter of fiscal year 2009, which represented the initial recognition of the award fee from the contract’s inception. Additionally, we completed negotiations with the customer to modify our largest task order to include a ceiling for recoverable cost of $752 million, resulting in a cumulative reduction to revenue of $3.4 million in the second quarter of fiscal year 2010. In connection with these negotiations, we received indications from our customer that the next option period from December 2009 to December 2010 will be exercised. During the quarter we also received better than expected award fee determinations from our customer which resulted in additional revenue in the period.
Operating income of $12.4 million decreased $5.0 million for the three months ended October 2, 2009, as compared to the three months ended October 3, 2008. This decrease was primarily attributable to the timing of the award fee accrual in the second quarter of fiscal year 2009, which represented the initial recognition of the award fee from the contract’s inception. Operating income earned by GLS benefits net income attributable to DynCorp International LLC by our 51% ownership of the joint venture.

Results by Segment — Six Months Ended October 2, 2009 as Compared to the Six Months Ended October 3, 2008
The following tables set forth the revenue and operating income for our GSDS, GPSS and GLS operating segments, both in dollars and as a percentage of our consolidated revenue and segment operating margin, for the six months ended October 2, 2009 as compared to the six months ended October 3, 2008.

	For the Six Months Ended
(Dollars in thousands)	October 2, 2009		October 3, 2008
Revenue
Global Stabilization and Development Solutions	$620,606	38.6%	$533,539	35.7%
Global Platform Support Solutions	588,160	36.6%	644,978	43.1%
Global Linguist Solutions	396,748	24.7%	319,727	21.4%
Other/elimination	1,035	0.1%	(2,299)	(0.2%)

Consolidated	$1,606,549	100.0%	$1,495,945	100.0%

Operating Income
Global Stabilization and Development Solutions	$36,278	5.9%	$24,006	4.5%
Global Platform Support Solutions	45,710	7.8%	44,027	6.8%
Global Linguist Solutions	23,064	5.8%	18,549	5.8%

Consolidated	$105,052	6.5%	$86,627	5.8%

Global Stabilization and Development Solutions
Revenue — Revenue of $620.6 million for the six months ended October 2, 2009 increased $87.1 million, or 16.3%, as compared with the six months ended October 3, 2008. The increase was primarily the result of the following:
Security & Training: Revenue of $373.7 million increased $18.3 million, or 5.2%, primarily as a result of a scope increase in our WPPS security services task order in Iraq and a new WPPS security services task order in Pakistan. Also contributing to the increase was our new MNSTC-I program which launched after October 3, 2008. Partially offsetting this increase was a decline in our CivPol program as a result of reductions in equipment purchases. However, we expect increases in CivPol revenue during the rest of fiscal year 2010 due to scope increases in Afghanistan. In terms of the training mission going forward in Afghanistan we believe that operational oversight will transition to the DoD in the not too distant future. The contract vehicle for the police training mission may also transfer to a DoD vehicle. While the time table for a potential contract transition is not clear, we believe that our current task order, which currently ends in February 2010, can be extended. If the contract is renewed, we believe that we will retain either all or a large portion of the services under this contract; however, any material changes to the contract, including, but not limited to, the governmental agency that administers the contract, the amount of government funding or the overall scope of services under the renewed program could adversely affect our operating performance.
Contingency Support and Operations: Revenue of $201.4 million increased $92.2 million or 84.4%, primarily due to increases from the Kuwait task orders and ramp-up of our southern Afghanistan task orders on our LOGCAP IV program. We expect future growth in this service offering to be primarily driven by the recently awarded Afghanistan task order on our LOGCAP IV program that carries annual revenue potential of approximately $600 million. Although we have started work on this program, due to the timing of the award and transition period, we do not expect to achieve in fiscal year 2010 the full fiscal year revenue implied by the annual revenue potential of this program.
Infrastructure: Revenue of $45.5 million decreased by $23.4 million, or 34.0%, primarily due to the wind-down of a large construction project in Afghanistan combined with the termination of an airport construction contract in Africa, which occurred in the first quarter of fiscal year 2009. These declines were offset in part by increases from two separate Afghanistan construction projects that commenced after the beginning of fiscal year 2009. We do not expect to bid on any similar fixed-price contracts in Afghanistan without revised terms and conditions. This may impact future revenue in this segment by limiting the construction opportunities available to us.
Operating Income — Operating income of $36.3 million for the six months ended October 2, 2009 increased $12.3 million, or 51.4%, as compared with the six months ended October 3, 2008. Prior period results were negatively affected by large losses on our Afghanistan construction programs. Also contributing to the increase was an expansion in services on both our WPPS programs in Iraq and Pakistan and our MNSTC-I program, and non-recurring revenue of $5.8 million on our WPPS program. Partially offsetting this increase was lower profitability in our CivPol program as a result of the final close out of several firm fixed price task orders in the second quarter of fiscal year 2009. For the remainder of fiscal year 2010, we expect an increase in CivPol operating income due to scope increases in Afghanistan.

Global Platform Support Solutions
Revenue — Revenue of $588.2 million for the six months ended October 2, 2009 decreased $56.8 million, or 8.8%, as compared with the six months ended October 3, 2008. The decrease primarily resulted from the following:
Aviation: Revenue of $514.8 million decreased $59.7 million, or 10.4%, for the six months ended October 2, 2009, as compared to the six months ended October 3, 2008. The decrease was primarily driven by declines in FSO programs of $44.6 million and the INL Air Wing program of $37.8 million. FSO revenue declined due to the completion of several CFT task orders, for which we did not win the re-competes due to additional competitors in this service space. While this is putting downward pressure on fiscal year 2010 revenue, we do not believe this will limit our long-term opportunities under the CFT program. The revenue decline in INL Air Wing revenue was driven by non-recurring equipment sales and construction work in both Camp Alvarado and Camp Valdes in Afghanistan performed in fiscal year 2009. These declines were partially offset by additional services including a new task order as a subcontractor to provide aircraft maintenance to support the Afghanistan air force through our CNTPO program. We also expect continued growth driven by a recent WPPS task order win to provide aircraft maintenance and air transportation services that is expected to ramp up by the fourth quarter of fiscal year 2010.
Land Systems: Revenue of $73.4 million increased $2.9 million, or 4.1%, for the six months ended October 2, 2009, as compared to the six months ended October 3, 2008, primarily due to increased services associated with the MRAP contract which generated $49.8 million of revenue for the six months ended October 2, 2009 as compared to $35.3 for the six months ended October 3, 2008. This was partially offset by a decrease in our GMC program.
Operating Income — Operating income of $45.7 million for the six months ended October 2, 2009 increased $1.6 million, or 3.8%, as compared with the six months ended October 3, 2008. The increase was primarily driven by better cost management in several key aviation programs, improved cost management and favorable foreign currency rates in the INL Air Wing program, and increased services under our MRAP program. This was partially offset due to lower gross profit on our FSO programs due to the loss of several CFT task orders and lower margins on some existing CFT task orders, which was a result of additional competitors in this service space. Also negatively impacting operating income was adjustments to the estimated contract value on the GMC program. Although we expect our MRAP program to continue to be profitable in fiscal year 2011, we expect lower gross profit on our MRAP program starting in fiscal year 2011, reflecting an adjusted rate structure on the next option period.
Global Linguist Solutions
Revenue of $396.7 million increased $77.0 million, or 24.1%, for the six months ended October 2, 2009, as compared to the six months ended October 3, 2008. GLS revenue benefited from higher award fees as a result of improved performance, higher fill rates as compared to the first six months of fiscal year 2009 and a full six months of performance during the first half of fiscal year 2010 as compared to fiscal year 2009 in which GLS was transitioning the contract from the prior provider.
Operating income of $23.1 million increased $4.5 million, or 24.2% for the six months ended October 2, 2009, as compared to the six months ended October 3, 2008. This increase was primarily due to a full six months of performance during the first half of fiscal year 2010 as compared to fiscal year 2009 in which GLS was transitioning the contract from the prior provider. The increase was also supported by higher award fees earned during the period, partially offset by the impact of the modification on the INSCOM contract. Operating income earned by GLS benefits net income attributable to DynCorp International LLC by our 51% ownership of the joint venture.
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

In the second quarter of fiscal year 2010, we capitalized approximately $42.6 million in helicopter assets of which approximately $39.7 million was paid in cash. Of these helicopter assets, $6.3 million were classified as available for sale and included in inventory. The remainder were classified as fixed assets and included in Property and equipment, net. These helicopter assets were originally purchased in support of a new program in our GPSS operating segment. Given availability of customer assets to support this program, we mutually agreed to a task order modification under which the customer will now supply its own helicopters. As a result, we plan to utilize the purchased helicopter assets on other programs, some of which may be structured as cost-reimbursable instead of fixed priced.
We expect significant cash requirements from three areas of our business during the remainder of fiscal year 2010: (i) the expansion of the LOGCAP IV contract (ii) the potential for one or more acquisitions and (iii) noncontrolling interest payments to our joint venture partners. Our recent win of a new LOGCAP IV task order in southern Afghanistan and the potential to win additional sizeable task orders later this fiscal year will produce demands for liquidity to fund growth on this program. We expect cash contributions from our LOGCAP IV collaborative partners and timely cash collections on the project to support the liquidity needed on this program.
We paid approximately $46 million on October 19, 2009 from cash on hand to acquire Phoenix. Aside from the maximum of $5 million of contingent consideration which may be payable in fiscal year 2011, we do not foresee the need to make significant capital investments into Phoenix and expect Phoenix to generate positive operating cash flows. As we continue our acquisition strategy, we may need to borrow to fund larger acquisitions or multiple acquisitions.
Cash Flow Analysis

	Six Months Ended
(Dollars in thousands)	October 2, 2009	October 3, 2008
Net Cash provided by operating activities	$33,378	$37,953
Net Cash used in investing activities	(36,262)	(19,718)
Net Cash (used in) provided by financing activities	(65,254)	29,165
Cash provided by operating activities for the six months ended October 2, 2009 was $33.4 million, as compared to $38.0 million for the six months ended October 3, 2008. Cash generated from operations in the six months ended October 2, 2009 benefited from the combination of our continued profitable revenue growth from new contracts combined with seasonal payment cycles associated with our largest customers’ fiscal calendar, offset by changes in working capital, an increase in restricted cash and amounts spent on helicopter assets considered available for sale. Net of revenue growth, our accounts receivable collections efforts continued to be effective. Days Sales Outstanding (“DSO”), a key metric utilized by management to monitor collection efforts on accounts receivable was 68 days at the end of the second quarter of fiscal year 2010, consistent with our expectation of high 60s to low 70s on an ongoing basis.
Cash used in investing activities was $36.3 million for the six months ended October 2, 2009 as compared to $19.7 million for the six months ended October 3, 2008. During the second quarter, we utilized cash on hand to purchase helicopters in support of a new task order. While we do not typically invest capital in fixed asset purchases due to the service nature of our operations, such a purchase may be necessary from time to time.
Cash used in financing activities was $65.3 million for the six months ended October 2, 2009, as compared to cash provided of $29.2 million for the six months ended October 3, 2008. The cash used by financing activities during the six months ended October 2, 2009 was primarily due to the excess cash flow principal repayment on our senior secured credit facility, the repurchases of a portion of our senior subordinated notes and payments of noncontrolling interest dividends.
Financing
As of October 2, 2009, there were no borrowings under the revolving facility, and $176.6 million was outstanding under the term loan facility. Our available borrowing capacity under the revolving facility totaled $170.6 million at October 2, 2009, which gives effect to $29.4 million of outstanding letters of credit. The weighted-average interest rate for the six months ended October 2, 2009 for our borrowings under the credit facility was 3.39% excluding the impact of our interest rate swaps. We expect the applicable margin on our credit facility to decline by 0.25% in the third quarter of fiscal year 2010.
We have entered into interest rate swap agreements to hedge our exposure to interest rate increases related to our credit facility. These agreements are more fully described in Note 7 to our consolidated financial statements included in this Quarterly Report.

We are required, under certain circumstances as defined in our credit agreement, to use a percentage of excess cash generated from operations to reduce the outstanding principal of the term loans in the following year. Such payments are due near the end of the first quarter of the following fiscal year. We paid $23.4 million in June 2009 to satisfy our fiscal year 2009 requirement. The excess cash flow measurement is an annual requirement of the credit agreement.
In the first two quarters of fiscal year 2010, we repurchased $24.3 million of our senior subordinated notes. As of October 2, 2009, $375.4 million of principal was outstanding under our senior subordinated notes. Our senior subordinated notes mature February 2013. Interest accrues on our senior subordinated notes and is payable semi-annually.
Debt Covenants and Other Matters
Our credit facility and senior subordinated notes contain various financial covenants, including minimum levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum interest and fixed charge coverage ratios, and maximum capital expenditures and total leverage ratio. Non-financial covenants restrict our ability to dispose of assets; incur additional indebtedness; prepay other indebtedness or amend certain debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; issue certain equity instruments; make acquisitions; engage in mergers or consolidations or engage in certain transactions with affiliates; and otherwise restrict certain corporate activities. We had no instances of noncompliance with our various financial and non-financial covenants at October 2, 2009.
Our credit facility and senior subordinated notes contain specific covenant requirements which may limit our ability to make acquisitions or require us to obtain debt holder approval. We may also be limited by our debt agreements as to the cumulative size of our acquisitions, the type of businesses we may purchase and the forecasted effects on our overall financial statements.
OFF BALANCE SHEET ARRANGEMENTS
As of October 2, 2009, we did not have any off balance sheet arrangements as defined under SEC rules. We recognize all derivatives as either assets or liabilities at fair value in our consolidated balance sheets. Refer to Note 7 of our consolidated financial statements for additional disclosure on derivatives and Note 11 for additional disclosure on variable interest entities.
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
Interim Goodwill Assessment
We evaluate goodwill for impairment annually and when an event occurs or circumstances change to suggest that the carrying value may not be recoverable. Our annual testing date is at the fiscal end of February of each fiscal year. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is less than the book value, we record impairment, if any, to the extent that the estimated fair value of goodwill is less than the carrying value.

We estimate a portion of the fair value of our reporting units under the income approach by utilizing a discounted cash flow model based on several factors including balance sheet carrying values, historical results, our most recent forecasts, and other relevant quantitative and qualitative information. We discount the related cash flow forecasts using the weighted-average cost of capital method at the date of evaluation. We also use the market approach to estimate the remaining portion of our reporting unit valuation. This technique utilizes comparative market multiples in the valuation estimate. We have historically applied a 50%/50% weighting to each approach. While the income approach has the advantage of utilizing more company specific information, the market approach has the advantage of capturing market based transaction pricing. Significant changes in these forecasts, the discount rate selected, or the weighting of the income and market approach could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.
The combined estimated fair value of all of our reporting units from the weighted total of the market approach and income approach often results in a premium over our market capitalization, commonly referred to as a control premium. The calculated control premium percentage is evaluated and compared to an estimated acceptable maximum percentage. In the event that the calculated control premium is above this maximum, a portion of the excess control premium is allocated to reduce the fair value of each reporting unit in order to further access whether any reporting units have incurred goodwill impairment. Assessing the acceptable control premium percentage requires judgment and is impacted by external factors such as observed control premiums from comparable transactions derived from the prices paid on recent publically disclosed acquisitions in our industry.
In determining whether an interim triggering event has occurred, management monitors (i) the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test, (ii) significant changes to future expectations (iii) and our market capitalization, which is based on our Parent’s average stock price and average common shares over a recent timeframe. During the six months ended October 2, 2009, we did not identify any triggering events which would require an update to our annual impairment test.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting that have occurred during the three months ended October 2, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information related to various commitments and contingencies is described in Note 8 to the consolidated financial statements.
We have identified certain payments made to expedite the issuance of a limited number of visas and licenses from foreign government agencies that may raise compliance issues under the U.S. Foreign Corrupt Practices Act. The payments, which we believe totaled approximately $300,000 in the aggregate, were made to sub-contractors in connection with servicing a single existing task order that the Company has with a U.S. government agency. We have retained outside counsel to investigate these payments. We are in the process of evaluating our internal policies and procedures and are committed to improving our compliance procedures. During the past week, we voluntarily brought these matters to the attention of the U.S. Department of Justice and the Securities and Exchange Commission. We cannot predict the ultimate consequences of these matters at this time, nor can we reasonably estimate the potential liability, if any, related to these matters. However, based on the facts currently known, we do not believe that these matters will have a material adverse effect on our business, financial condition, results of operations or cash flow.

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

DYNCORP INTERNATIONAL LLC
/s/ Michael J. Thorne
Michael J. Thorne
Senior Vice President and Chief Financial Officer Date: November 12, 2009