Form 10-Q
period 2010-01-01
DynCorp International LLC
filed 2010-02-16
CIK 1333142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 12, 2010, all outstanding member units of DynCorp International LLC, which consisted of 100 member units, were owned by DynCorp International, Inc. None of the units are publicly traded.

DYNCORP INTERNATIONAL LLC

Disclosure Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, written, oral or otherwise made, represent our expectation or belief concerning future events. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties. Statements regarding the amount of our backlog, estimated remaining contract values and estimated total contract values are other examples of forward-looking statements. We caution that these statements are further qualified by important economic, competitive, governmental or internal and technological factors that could cause our business, strategy or actual results or events to differ materially, or otherwise, from those in the forward-looking statements. These factors, risks and uncertainties include, among others, the following: the future impact of acquisitions, joint ventures or teaming agreements; our substantial level of indebtedness; the outcome of any material litigation, government investigation or other regulatory matters; policy and/or spending changes implemented by the Obama administration; termination or modification of key U.S. government contracts; changes in the demand for services that we provide or work awarded under our contracts, including without limitation, the Civilian Police, International Narcotics and Law Enforcement, Worldwide Personnel Protection Services (“WPPS”) and Logistics Civil Augmentation Program (“LOGCAP IV”) contracts; pursuit of new commercial business in the U.S. and abroad; activities of competitors; bid protests; changes in significant operating expenses; changes in availability of or cost of capital; general political, economic and business conditions in the United States (“U.S.”); acts of war or terrorist activities; variations in performance of financial markets; the inherent difficulties of estimating future contract revenue; changes in anticipated revenue from indefinite delivery, indefinite quantity contracts; changes in expected percentages of future revenue represented by fixed-price and time-and-materials contracts, including increased competition with respect to task orders subject to such contracts; and statements covering our business strategy, those described in “Risk Factors” and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission (“SEC”). Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore there can be no assurance that any forward-looking statement contained herein will prove to be accurate. We assume no obligation to update the forward-looking statements.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DYNCORP INTERNATIONAL LLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands)

	For the Three Months Ended
	January 1, 2010	January 2, 2009

Revenue	$914,970	$792,327

Cost of services	(822,700)	(704,210)
Selling, general and administrative expenses	(32,350)	(26,505)
Depreciation and amortization expense	(10,530)	(10,029)

Operating income	49,390	51,583
Interest expense	(13,655)	(15,322)
Earnings from affiliates	1,278	1,319
Interest income	67	730
Other income (loss), net	285	(856)

Income before income taxes	37,365	37,454
Provision for income taxes	(10,493)	(11,639)

Net income	26,872	25,815
Noncontrolling interests	(6,444)	(6,062)

Net income attributable to DynCorp International LLC	$20,428	$19,753

See notes to consolidated financial statements.

DYNCORP INTERNATIONAL LLC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands)

	For the Nine Months Ended
	January 1, 2010	January 2, 2009

Revenue	$2,521,519	$2,288,272

Cost of services	(2,249,072)	(2,039,118)
Selling, general and administrative expenses	(87,092)	(80,350)
Depreciation and amortization expense	(30,913)	(30,594)

Operating income	154,442	138,210
Interest expense	(41,956)	(44,442)
Loss on early extinguishment of debt	(146)	(4,443)
Earnings from affiliates	3,859	3,959
Interest income	509	1,751
Other income, net	44	809

Income before income taxes	116,752	95,844
Provision for income taxes	(36,421)	(30,086)

Net income	80,331	65,758
Noncontrolling interests	(18,703)	(15,154)

Net income attributable to DynCorp International LLC	$61,628	$50,604

See notes to consolidated financial statements.

DYNCORP INTERNATIONAL LLC
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	As of
	January 1, 2010	April 3, 2009
ASSETS
Current assets:
Cash and cash equivalents	$67,082	$200,222
Restricted cash	24,490	5,935
Accounts receivable, net of allowances of $74 and $68, respectively	781,047	564,432
Prepaid expenses and other current assets	108,631	124,214

Total current assets	981,250	894,803
Property and equipment, net	54,518	18,338
Goodwill	448,356	420,180
Tradename	18,683	18,318
Other intangibles, net	127,973	142,719
Deferred income taxes	3,348	12,788
Other assets, net	32,378	32,068

Total assets	$1,666,506	$1,539,214

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$29,137	$30,540
Accounts payable	284,178	160,419
Accrued payroll and employee costs	121,825	137,993
Deferred income taxes	12,210	8,278
Other accrued liabilities	112,080	111,590
Income taxes payable	4,408	5,986

Total current liabilities	563,838	454,806
Long-term debt, less current portion	522,949	569,372
Other long-term liabilities	11,633	6,779

Total liabilities	1,098,420	1,030,957

Commitments and contingencies	—	—

Member’s equity:
Members units, 100 outstanding	331,616	331,008
Retained earnings	241,183	179,555
Purchases of Parent’s common stock	(8,948)	(8,618)
Accumulated other comprehensive loss	(2,090)	(4,424)

Total member’s equity attributable to DynCorp International LLC	561,761	497,521
Noncontrolling interests	6,325	10,736

Total equity	568,086	508,257

Total liabilities and member’s equity	$1,666,506	$1,539,214

See notes to consolidated financial statements.

DYNCORP INTERNATIONAL LLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Nine Months Ended
	January 1, 2010	January 2, 2009

Cash flows from operating activities
Net income	$80,331	$65,758
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31,736	31,388
Amortization of deferred loan costs	2,931	2,696
Loss on early extinguishment of debt	146	4,443
Recovery for losses on accounts receivable	(12)	(283)
Equity based compensation	2,536	2,385
Loss on disposition of assets, net	(34)	—
Earnings from affiliates	(3,859)	(3,959)
Distributions from affiliates	1,725	2,439
Deferred income taxes	12,860	32,193
Other	33	(772)
Changes in assets and liabilities:
Restricted cash	(18,555)	8,429
Accounts receivable	(208,696)	(121,329)
Prepaid expenses and other assets	12,775	(20,711)
Accounts payable and accrued liabilities	105,354	68,957
Income taxes payable	(3,692)	(1,439)

Net cash provided by operating activities	15,579	70,195

Cash flows from investing activities
Cash paid for acquisition, net of cash acquired	(37,905)	—
Purchase of property and equipment	(37,830)	(3,407)
Purchase of computer software	(1,615)	(1,634)
Change in cash restricted as collateral on letters of credit	—	(15,160)
Other investing activities	60	(1,869)

Net cash (used in) investing activities	(77,290)	(22,070)

Cash flows from financing activities
Borrowings on long-term debt	51,500	323,751
Payments on long-term debt	(100,126)	(301,129)
Purchases of Parent’s common stock	(712)	—
Borrowings under other financing arrangements	—	4,299
Payments of deferred financing cost	13	(9,834)
Payments of dividends to noncontrolling interests	(22,067)	—
Other financing activities	(37)	(11)

Net cash (used in) provided by financing activities	(71,429)	17,076

Net (decrease) increase in cash and cash equivalents	(133,140)	65,201
Cash and cash equivalents, beginning of period	200,222	85,379

Cash and cash equivalents, end of period	$67,082	$150,580

Income taxes paid, net of refunds	$18,409	$18,622
Interest paid	$31,103	$34,354
Non-cash investing activities	$—	$8,296
Non-cash dividends	$1,047	$—
See notes to consolidated financial statements.

DYNCORP INTERNATIONAL LLC
UNAUDITED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
For the nine months ended January 2, 2009
(Amounts in thousands)

					Total
					Member’s
					Equity
				Accumulated	Attributable
			Parent’s	Other	to DynCorp
	Member’s	Retained	Common	Comprehensive	International	Noncontrolling	Total
	Units	Earnings	Stock	Income (Loss)	LLC	Interests	Equity
Balance at March 28, 2008	$321,414	$109,785	—	$(6,914)	$424,285	—	$424,285
Comprehensive income (loss):
Net income	—	65,758	—	—	65,758	—	65,758
Interest rate swap, net of tax	—	—	—	1,710	1,710	—	1,710
Currency translation adjustment, net of tax	—	—	—	(634)	(634)	—	(634)

Comprehensive income	—	65,758		1,076	66,834	—	66,834
Noncontrolling interests	—	(15,154)	—	—	(15,154)	—	(15,154)

Comprehensive income attributable to DynCorp International LLC	—	50,604	—	1,076	51,680	—	51,680
Net income and comprehensive income attributable to noncontrolling interests	—	—	—	—	—	15,154	15,154
Equity-based compensation	575	—	—	—	575	—	575
Tax benefit reduction associated with equity-based compensation	(10)	—	—	—	(10)	—	(10)
Sale of noncontrolling interests of DIFZ	8,190	—	—	—	8,190	—	8,190
DIFZ financing, net of tax	106	—	—	—	106	—	106
Dividends declared to noncontrolling interests	—	—	—	—	—	(3,306)	(3,306)

Balance at January 2, 2009	$330,275	$160,389	$—	$(5,838)	$484,826	$11,848	$496,674

For the nine months ended January 1, 2010
(Amounts in thousands)

					Total
					Member’s
					Equity
				Accumulated	Attributable
			Parent’s	Other	to DynCorp
	Member’s	Retained	Common	Comprehensive	International	Noncontrolling	Total
	Units	Earnings	Stock	Income (Loss)	LLC	Interests	Equity
Balance at April 3, 2009	$331,008	$179,555	$(8,618)	$(4,424)	$497,521	$10,736	$508,257
Comprehensive income (loss):
Net income	—	80,331	—	—	80,331	—	80,331
Interest rate swap, net of tax	—	—	—	1,985	1,985	—	1,985
Currency translation adjustment, net of tax	—	—	—	349	349	—	349

Comprehensive income	—	80,331	—	2,334	82,665	—	82,665
Noncontrolling interests	—	(18,703)	—	—	(18,703)	—	(18,703)

Comprehensive income attributable to DynCorp International LLC	—	61,628	—	2,334	63,962	—	63,962
Net income and comprehensive income attributable to noncontrolling interests	—	—	—	—	—	18,703	18,703
DIFZ financing, net of tax	298	—	—	—	298	—	298
Purchases of Parent’s common stock	—	—	(712)	—	(712)	—	(712)
Parent’s shares issued to settle RSU liability	90	—	382	—	472	—	472
Equity-based compensation	257	—	—	—	257	—	257
Tax benefit reduction associated with equity-based compensation	(37)	—	—	—	(37)	—	(37)
Dividends declared to noncontrolling interests	—	—	—	—	—	(23,114)	(23,114)

Balance at January 1, 2010	$331,616	$241,183	$(8,948)	$(2,090)	$561,761	$6,325	$568,086

See notes to consolidated financial statements

DYNCORP INTERNATIONAL LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Basis of Presentation and Accounting Policies
Basis of Presentation
DynCorp International LLC, through its subsidiaries, is a leading provider of specialized, mission-critical professional and support services for the U.S. military, non-military U.S. governmental agencies and foreign governments. Our specific global expertise is in law enforcement training and support, security services, base and logistics operations, construction management, aviation services and operations and linguist services. References herein to “DynCorp International”, the “Company”, “we”, “our”, “us” or “LLC” refer to DynCorp International LLC and its subsidiaries unless otherwise stated or indicated by the context. DynCorp International, Inc., our direct parent (our “Parent”), has no operations independent of our Company, DynCorp International LLC.
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
We report our results on a 52/53 week fiscal year with the fiscal year ending on the Friday closest to March 31 of such year (April 2, 2010 for fiscal year 2010 which is a 52 week fiscal year). The three months ended January 1, 2010 was a 13-week period from October 3, 2009 to January 1, 2010. The three months ended January 2, 2009 was a 13-week period from October 4, 2008 to January 2, 2009. The nine months ended January 1, 2010 was a 39-week period from April 4, 2009 to January 1, 2010. The nine months ended January 2, 2009 was a 40-week period from March 29, 2008 to January 2, 2009.
In the opinion of management, all adjustments necessary to fairly present our financial position at January 1, 2010 and April 3, 2009, the results of operations for the three and nine months ended January 1, 2010 and January 2, 2009, and cash flows for the nine months ended January 1, 2010 and January 2, 2009, have been included. The results of operations for the three months and the nine months ended January 1, 2010 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods. We use estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. However, actual results could differ from the estimates.
As a result of the implementation of the noncontrolling interest rules in accordance with the Financial Accounting Standards Board Codification (“ASC”) 810 — Consolidation, certain prior year amounts have been reclassified to conform to the current year presentation. This includes moving the $10.7 million noncontrolling interests balance (previously “minority interest”) as of April 3, 2009 out of the mezzanine section of the balance sheet and into the equity section. Such reclassifications have no impact on previously reported net income attributable to DynCorp International LLC
Principles of Consolidation
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

We have ownership interests in three active joint ventures that are not consolidated into our financial statements as of January 1, 2010, and are accounted for using the equity method. Economic rights in active joint ventures are indicated by the ownership percentages in the table listed below.

Contingency Response Services LLC	45.0%
Babcock DynCorp Limited	44.0%
Partnership for Temporary Housing LLC	40.0%
The following table sets forth our ownership in joint ventures that are consolidated into our financial statements as of January 1, 2010. For the entities listed below, we are the primary beneficiary as defined in ASC 810 — Consolidation.

Global Linguist Solutions LLC	51.0%
DynCorp International FZ-LLC	50.0%
Noncontrolling Interests
We hold various ownership interests in a number of joint ventures as disclosed in Note 1 to our fiscal 2009 Annual Report on Form 10-K filed with the SEC on June 11, 2009. We are required by GAAP to consolidate certain joint ventures for which we do not hold a 100% interest. We record the impact of our joint venture partners’ interests in these consolidated joint ventures as noncontrolling interests. Noncontrolling interests is presented on the face of the income statement as an increase or reduction in arriving at net income attributable to DynCorp International LLC Noncontrolling interests on the balance sheet is located in the equity section.
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
Property and Equipment
Depreciation expense was $0.9 million and $0.8 million for the three months ended January 1, 2010 and January 2, 2009, including certain depreciation amounts classified as Cost of services. Depreciation expense was $2.9 million and $2.3 million for the nine months ended January 1, 2010 and January 2, 2009, respectively, including certain depreciation amounts classified as Cost of services. Accumulated depreciation was $10.1 million and $8.6 million at January 1, 2010 and April 3, 2009, respectively.
Accounting Policies
There have been no material changes to our other significant accounting policies not disclosed above.
Accounting Developments
Pronouncements Implemented
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin No. 51. Certain portions of this statement were incorporated into the Accounting Standards Codifications (“ASC”) 810 — Consolidation. ASC 810 covers several areas including (i) defining the way the noncontrolling interests should be presented in the financial statements and notes, (ii) clarifying that all transactions between a parent and subsidiary are to be accounted for as equity transactions if the parent retains its controlling financial interest in the subsidiary and (iii) requiring that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted this statement in the first quarter of fiscal year 2010, which changed our presentation of noncontrolling interests on our consolidated statements of income, consolidated balance sheets, consolidated statements of cash flows and consolidated statements of member’s equity. We have applied the newly codified noncontrolling interest rules in ASC 810 retrospectively to the presentation of our balance sheets, statements of income, statements of cash flows and statements of equity.

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
In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). Certain portions of this statement were incorporated into both ASC 350 — Intangibles as well as ASC 275 — Risks and Uncertainties. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The applicable portions of the ASC are effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We have applied the newly codified rules for any applicable events and transactions in fiscal year 2010.
In April 2009, the FASB issued FSP FAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP FAS 141(R)-1”). Certain portions of this statement were incorporated into ASC 805 — Business Combinations. This clarifies guidance pertaining to contingencies. The updated guidance states that an acquirer shall recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of an asset acquired or a liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, an asset or a liability shall be recognized at the acquisition date if both of the following criteria are met which are (i) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated. We adopted this recently codified guidance in ASC 805 in connection with our acquisition of Phoenix Consulting Group, Inc. (“Phoenix”), as further described in Note 15.
In May 2009, the FASB issued Statement of Financial Standards No. 165 “Subsequent Events (as amended)” (“SFAS No. 165”), which provides guidance on management’s assessment of subsequent events. Certain portions of this statement were incorporated into the ASC — 855 Subsequent Events. The new guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. Management must perform its assessment for both interim and annual financial reporting periods. ASC 855 requires management to disclose, in addition to the disclosures in the American Institute of Certified Public Accountants Auditing Standards (“AU”) 560, the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued or were available to be issued. ASC 855 is effective prospectively for interim or annual financial periods ending after June 15, 2009. We have adopted this guidance through enhanced disclosures for any applicable events and transactions as further described in Note 16.

In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). Certain portions of this statement were incorporated into ASC 105 — Generally Accepted Accounting Principles. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. ASC 105 replaced SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”), and establishes only two levels of GAAP, authoritative and non-authoritative. The codification is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the codification became non-authoritative. As the codification was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial statements.
Pronouncements Not Yet Implemented
In June 2009, the FASB issued Statement of Financial Standards No. 167, “Amendments to FASB Interpretation 46(R)” (“SFAS No. 167”) SFAS No. 167 was converted to Accounting Standards Update (“ASU”) 17 (“ASU-17”) and has been incorporated into ASC 810 — Consolidation once effective. This statement amends the guidance for (i) determining whether an entity is a variable interest entity (“VIE”), (ii) the determination of the primary beneficiary of a variable interest entity, (iii) requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and (iv) changes the disclosure requirements in FIN 46(R)-8. This statement is effective as of our first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We are currently evaluating the potential impact of the adoption of this new guidance to our financial statements.
In October 2009, the FASB issued Accounting Standards Update No. 2009-013, “Revenue Recognition Multiple-Deliverable Revenue Arrangements” (“ASU-13”). This update (i) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (ii) replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the Fair Value Measurements and Disclosures guidance, (iii) provides a hierarchy that entities must use to estimate the selling price, (iv) eliminates the use of the residual method for allocation, and (v) expands the ongoing disclosure requirements. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. Management is currently evaluating the effect that adoption of this update will have on our consolidated financial position and results of operations.
Note 2—Composition of Certain Financial Statement Captions
The following tables present financial information of certain consolidated balance sheet captions (dollars in thousands).
Prepaid expenses and other current assets — Prepaid expenses and other current assets were:

	January 1, 2010	April 3, 2009
Prepaid expenses	$49,936	$61,570
Inventories	11,989	10,840
Assets available for sale	3,517	—
Work-in-process	25,783	33,885
Joint venture receivables	7,834	2,491
Other current assets	9,572	15,428

Total	$108,631	$124,214

Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets. Inventories include helicopter assets purchased and available for sale.
Other assets, net — Other assets, net were:

	January 1, 2010	April 3, 2009
Deferred financing costs, net	$10,563	$13,828
Investment in affiliates	8,219	8,982
Promissory notes, long-term portion	6,419	6,631
Other	7,177	2,627

Total	$32,378	$32,068

Accrued payroll and employee costs — Accrued payroll and employee costs were:

	January 1, 2010	April 3, 2009
Wages, compensation and other benefits (1)	$90,724	$108,879
Accrued vacation	29,108	26,329
Accrued contributions to employee benefit plans	1,993	2,785

Total	$121,825	$137,993

(1)	Includes RSUs accounted for as liability awards presented in Note 9.
Other accrued liabilities — Accrued liabilities were:

	January 1, 2010	April 3, 2009
Deferred revenue	$20,471	$30,739
Insurance expense	27,872	28,061
Interest expense and short-term swap liability	17,804	11,688
Contract losses	3,270	11,730
Legal matters	21,065	16,993
FIN 48 Liability	10,211	5,539
Other	11,387	6,840

Total	$112,080	$111,590

Deferred revenue was primarily due to customer payments in excess of revenue recognized. Contract losses relate to accrued losses recorded on certain Afghanistan construction contracts.
Note 3—Goodwill and Other Intangible Assets
As announced on April 6, 2009, we changed from reporting financial results on the three segments utilized in fiscal year 2009 to reporting three new segments beginning with fiscal year 2010. The three prior operating segments were International Security Services (“ISS”), Logistics and Construction Management (“LCM”) and Maintenance and Technical Support (“MTSS”). Under the new organizational alignment, our three segments are Global Stabilization and Development Solutions (“GSDS”), Global Platform Support Solutions (“GPSS”) and Global Linguist Solutions (“GLS”).
The goodwill carrying value was reallocated to the three new operating segments using a relative fair value approach based on the new reporting unit structure. The GLS segment has no goodwill carrying value as this distinct service line came into existence after the legacy goodwill carrying value was established. The change in presentation of our goodwill balance by operating segment from April 3, 2009 to January 1, 2010 is included in the following table as well as additional goodwill obtained as a result of the acquisition of Phoenix. See Note 15 for additional information regarding the Phoenix acquisition.

(Dollars in thousands)	LCM/GSDS	ISS /GLS	MTSS/GPSS	Total
Goodwill balance as of April 3, 2009	$39,935	$300,094	$80,151	$420,180
Reallocation of goodwill	169,138	(300,094)	130,956	—
Phoenix acquisition	28,176	—	—	28,176

Goodwill balance as of January 1, 2010	$237,249	$—	$211,107	$448,356

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

The following tables provide information about changes relating to intangible assets:

	January 1, 2010
	Weighted
	Average
	Useful Life	Gross	Accumulated
(Amounts in thousands, except years)	(Years)	Carrying Value	Amortization	Net
Other intangibles, net
Finite lived intangible assets:
Customer related intangible assets	8.5	$293,544	$(181,171)	$112,373
Other	6.6	26,110	(10,510)	15,600

		$319,654	$(191,681)	$127,973

Tradename
Finite lived intangible assets Tradename — Phoenix	5.0	$381	$(16)	$365
Indefinite lived intangible assets — Tradename	—	18,318	—	18,318

		$18,699	$(16)	$18,683

	April 3, 2009
	Weighted
	Average
	Useful Life	Gross Carrying	Accumulated
(Amounts in thousands, except years)	(Years)	Value	Amortization	Net
Other intangibles, net
Finite lived intangible assets:
Customer related intangible assets	8.5	$290,716	$(155,142)	$135,574
Other	5.5	15,351	(8,206)	7,145

		$306,067	$(163,348)	$142,719

Tradename
Indefinite lived intangible assets — Tradename	—	$18,318	$—	$18,318

Amortization expense for customer related and other intangibles was $9.8 million and $9.5 million for the three months ended January 1, 2010 and January 2, 2009, and $28.8 million and $29.1 million for the nine months ended January 1, 2010 and January 2, 2009, respectively.
The following schedule outlines an estimate of future amortization based upon the finite-lived intangible assets owned at January 1, 2010:

Amortization
(Amounts in thousands)	Expense
Three month period ending April 2, 2010	$9,879
Estimate for fiscal year 2011	35,644
Estimate for fiscal year 2012	24,857
Estimate for fiscal year 2013	20,971
Estimate for fiscal year 2014	9,605
Thereafter	27,382

Total	$128,338

Note 4— Income Taxes
The provision for income taxes consists of the following:

	Three Months Ended
(Amounts in thousands)	January 1, 2010	January 2, 2009
Current portion:
Federal	$9,292	$(27,825)
State	781	(1,397)
Foreign	1,100	1,046

	11,173	(28,176)

Deferred portion:
Federal	(687)	38,586
State	(23)	1,290
Foreign	30	(61)

	(680)	39,815

Provision for income taxes	$10,493	$11,639

	Nine Months Ended
(Amounts in thousands)	January 1, 2010	January 2, 2009
Current portion:
Federal	$17,800	$(7,217)
State	1,850	253
Foreign	3,911	4,857

	23,561	(2,107)

Deferred portion:
Federal	12,417	31,218
State	416	1,044
Foreign	27	(69)

	12,860	32,193

Provision for income taxes	$36,421	$30,086

Deferred tax assets and liabilities are reported as:

(Amounts in thousands)	January 1, 2010	April 3, 2009
Current deferred tax liabilities	$(12,210)	$(8,278)
Non-current deferred tax assets	3,348	12,788

Deferred tax (liabilities)/assets, net	$(8,862)	$4,510

For the three and nine months ended January 1, 2010 our effective tax rate was 28.0% and 31.2%, respectively, as compared to 31.1% and 31.4% for the three and nine months ended January 2, 2009, respectively. The reduction in the effective tax rate below the U.S. marginal federal statutory rate of 35% was primarily due to the impact of our reduced outlook for the fiscal year combined with the impact of our consolidated joint ventures such as GLS and DIFZ. These joint ventures are consolidated for financial reporting purposes; but, are considered unconsolidated entities for U.S. income tax purposes.
As of January 1, 2010 and April 3, 2009, we have $13.0 million and $6.1 million, respectively, of total unrecognized tax benefits. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2.1 million and $0.1 million for January 1, 2010 and April 3, 2009, respectively.
It is reasonably possible that in the next 12 months the gross amount of unrecognized tax benefits will increase by $0.5 million. However, we do not expect any material changes to our effective tax rate as a result.
We recognize interest accrued related to uncertain tax positions in interest expense and penalties in income tax expense in our unaudited Consolidated Statements of Income, which is consistent with the recognition of these items in prior periods. We have recorded a liability of approximately $0.7 million and $0.2 million for the payment of interest and penalties as of January 1, 2010 and April 3, 2009, respectively.
The parent files income tax returns in U.S. federal and state jurisdictions and in various foreign jurisdictions. The statute of limitations is open for federal and state examinations for our fiscal year 2005 forward and, with few exceptions, foreign income tax examinations for the calendar year 2005 forward.

Note 5— Accounts Receivable
Accounts receivable, net consisted of the following:

(Amounts in thousands)	January 1, 2010	April 3, 2009
Billed	$276,095	$220,501
Unbilled	504,952	343,931

Total	$781,047	$564,432

Unbilled receivables at January 1, 2010 and April 3, 2009 include $59.3 million and $30.7 million, respectively, related to costs incurred on projects for which we have been requested by the customer to begin work under a new contract or extend work under an existing contract, and for which formal contracts or contract modifications have not been executed at the end of the respective periods. These amounts include $5.3 million related to contract claims at January 1, 2010 and April 3, 2009. The balance of unbilled receivables consists of costs and fees billable immediately on contract completion or other specified events, the majority of which is expected to be billed and collected within one year.
Note 6—Long-Term Debt
Long-term debt consisted of the following:

(Amounts in thousands)	January 1, 2010	April 3, 2009

Term loans	$176,637	$200,000
9.5% Senior subordinated notes(1)	375,449	399,912

Total debt	552,086	599,912
Less current portion of long-term debt	(29,137)	(30,540)

Total long-term debt	$522,949	$569,372

(1)	This includes the impact of the discount which had a carrying value of ($0.8) million and ($1.0) million as of January 1, 2010 and April 3, 2009, respectively.
For a full description of our indebtedness, see Note 7, Long-Term Debt, to the consolidated financial statements in our fiscal 2009 Annual Report on Form 10-K filed with the SEC on June 11, 2009.
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
At January 1, 2010, availability under the revolving credit facility for additional borrowings was approximately $170.6 million (which gives effect to approximately $29.4 million of outstanding letters of credit, which reduced our availability by that amount). The credit agreement requires an unused line fee equal to 0.38% per annum, payable quarterly in arrears, for the unused portion of the revolving credit facility. The fair value of our borrowings under our senior secured credit facility approximates 98.8% of the carrying amount based on market quotes as of January 1, 2010. Borrowings under the credit facility are guaranteed by the Parent and each of our subsidiaries, subject to limited exceptions. We are secured by substantially all of our Parent’s assets.
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

In the first quarter of fiscal year 2010, we purchased 54,900 shares of our Parent's common stock for $0.7 million at an average price of $12.93 per share. We also repurchased $10.3 million in face value of our senior subordinated notes for $10.0 million, including applicable fees. In the second quarter of fiscal year 2010, we repurchased $14.5 million in face value of our senior subordinated notes for $14.3 million including applicable fees. The repurchases, when including the impact of the discount and deferred financing fees, produced an overall loss of $0.1 million as of the nine months ended January 1, 2010. These repurchases utilized approximately 100% of the $25.0 million, leaving no availability for additional repurchases during the current fiscal year.
The fair value of the senior subordinated notes is based on their quoted market value. As of January 1, 2010, the quoted market value of the senior subordinated notes was approximately 102.9% of stated value.
Note 7— Interest Rate Derivatives
At January 1, 2010, our derivative instruments consisted of two interest rate swap agreements. The $168.6 million derivative is designated as a cash flow hedge that effectively fixes the interest rate on the applicable notional amount of our variable rate debt. The $31.4 million swap derivative no longer qualifies for hedge accounting as it continues to be fully dedesignated as of January 1, 2010.

		Fixed	Variable
	Notional	Interest	Interest Rate
Date Entered	Amount	Rate Paid*	Received	Expiration Date
(Dollars in thousands)

April 2007	$168,620	4.975%	3-month LIBOR	May 2010
April 2007	$31,380	4.975%	3-month LIBOR	May 2010

*	Plus applicable margin (2.5% at January 1, 2010).
During the three and nine months ended January 1, 2010, we paid $2.4 million and $6.5 million in net settlements and incurred $2.0 million of expenses, which was recorded to interest expense, and incurred $6.3 million of expenses, of which $5.8 million was recorded to interest expense and $0.5 million was recorded to other (loss)/income, respectively.
During the three and nine months ended January 2, 2009, we paid $0.9 million and $4.0 million in net settlements and incurred $1.0 million of expenses, which was recorded to interest expense, and incurred $4.0 million in expenses of which $3.6 million was recorded to interest expense and $0.4 million was recorded to other (loss)/income, respectively.
Amounts are reclassified from accumulated other comprehensive income into earnings as net cash settlements occur, changes from quarterly derivative valuations are updated, new circumstances dictate the disqualification of hedge accounting and adjustments for cumulative ineffectiveness are recorded.
The fair values of our derivative instruments and the line items on the Consolidated Balance Sheet to which they were recorded as of January 1, 2010 and April 3, 2009 are summarized as follows (in thousands):

		Fair Value at	Fair Value at
Derivatives designated as hedges under ASC 815	Balance Sheet Location	January 1, 2010	April 3, 2009
Interest rate swaps	Other accrued liabilities	$3,341	$5,259
Interest rate swaps	Other long-term liabilities	—	957

	Total	$3,341	$6,216

		Fair Value at	Fair Value at
Derivatives not designated as hedges under ASC 815	Balance Sheet Location	January 1, 2010	April 3, 2009
Interest rate swaps	Other accrued liabilities	$613	$893
Interest rate swaps	Other long-term liabilities	—	182

	Total	$613	$1,075

Total Derivatives		$3,954	$7,291

The effects of our derivative instruments on other comprehensive income (“OCI”) and our Consolidated Statements of Income for the three months ended January 1, 2010 are summarized as follows (in thousands):

Change in OCI from
	Gains (Losses)	GAINS (LOSSES) RECLASSIFIED FROM		GAINS (LOSSES) RECOGNIZED
	Recognized in OCI	ACCUMULATED OCI INTO INCOME		IN INCOME ON DERIVATIVES
	on Derivatives	(EFFECTIVE PORTION)		(INEFFECTIVE PORTION)
Derivatives Designated as	(Effective Portion)	Line Item		Line Item
Cash Flow Hedging	Three Months ended	in Statements		in Statements
Instruments under ASC 815	January 1, 2010	of Income	Amount	of Income	Amount
Interest rate derivatives	$1,902	Interest expense	$(2,022)	Other (loss)/income, net	$—

Total	$1,902		$(2,022)		$—

The effects of our derivative instruments on OCI and our Consolidated Statements of Income for the nine months ended January 1, 2010 are summarized as follows (in thousands):

Change in OCI from
	Gains (Losses)	GAINS (LOSSES) RECLASSIFIED FROM		GAINS (LOSSES) RECOGNIZED
	Recognized in OCI	ACCUMULATED OCI INTO INCOME		IN INCOME ON DERIVATIVES
	on Derivatives	(EFFECTIVE PORTION)		(INEFFECTIVE PORTION)
Derivatives Designated as	(Effective Portion)	Line Item		Line Item
Cash Flow Hedging	Nine Months ended	in Statements		in Statements
Instruments under ASC 815	January 1, 2010	of Income	Amount	of Income	Amount
Interest rate derivatives	$3,109	Interest expense	$(5,776)	Other (loss)/income, net	$—

Total	$3,109		$(5,776)		$—

The effects of our derivative instruments on OCI and our Consolidated Statements of Income for the three months ended January 2, 2009 are summarized as follows (in thousands):

Change in OCI from
	Gains (Losses)	GAINS (LOSSES) RECLASSIFIED FROM		GAINS (LOSSES) RECOGNIZED
	Recognized in OCI	ACCUMULATED OCI INTO INCOME		IN INCOME ON DERIVATIVES
	on Derivatives	(EFFECTIVE PORTION)		(INEFFECTIVE PORTION)
Derivatives Designated as	(Effective Portion)	Line Item		Line Item
Cash Flow Hedging	Three months ended	in Statements		in Statements
Instruments under ASC 815	January 2, 2009	of Income	Amount	of Incomes	Amount
Interest rate derivatives	$(2,892)	Interest expense	$(980)	Interest expense	$9

Total	$(2,892)		$(980)		$9

The effects of our derivative instruments on OCI and our Consolidated Statements of Income for the nine months ended January 2, 2009 are summarized as follows (in thousands):

Change in OCI from
	Gains (Losses)	GAINS (LOSSES) RECLASSIFIED FROM		GAINS (LOSSES) RECOGNIZED
	Recognized in OCI	ACCUMULATED OCI INTO INCOME		IN INCOME ON DERIVATIVES
	on Derivatives	(EFFECTIVE PORTION)		(INEFFECTIVE PORTION)
Derivatives Designated as	(Effective Portion)	Line Item		Line Item
Cash Flow Hedging	Nine months ended	in Statements		in Statements
Instruments under ASC 815	January 2, 2009	of Income	Amount	of Incomes	Amount
Interest rate derivatives	$2,679	Interest expense	$(3,764)	Interest expense	$167

Total	$2,679		$(3,764)		$167

The effects of our derivative instruments not designated as hedging instruments under ASC 815 — Derivatives and Hedging on our Consolidated Statement of Income are summarized as follows (in thousands):

	Three	Three
	Months	Months
	Ended	Ended
AMOUNT OF GAIN OR (LOSS) RECOGNIZED IN	January 1,	January 2,
INCOME ON DERIVATE	2010	2009

Derivatives not Designated as Hedging Instruments	Line Item in Statements
under ASC 815	of Income	Amount	Amount
Interest rate derivatives	Other (loss)/ income, net	$11	$—

Total		$11	$—

	Nine	Nine
	months	months
	Ended	Ended
AMOUNT OF GAIN OR (LOSS) RECOGNIZED IN	January 1,	January 2,
INCOME ON DERIVATE	2010	2009

Derivatives not Designated as Hedging Instruments	Line Item in Statements
under ASC 815	of Income	Amount	Amount
Interest rate derivatives	Other (loss)/ income, net	$(495)	$(404)

Total		$(495)	$(404)

As of January 1, 2010, we estimate that approximately $3.1 million of losses associated with the interest rate swap related to $168.6 million of notional debt included in accumulated other comprehensive income will be reclassified into earnings over the remaining life of the derivative which expires in May 2010. The other interest rate swap does not qualify for hedge accounting and has been marked to market, which generated a $0.6 million liability at January 1, 2010. See Note 14 for fair value disclosures associated with these hedges.

Note 8—Commitments and Contingencies
Commitments
We have operating leases for the use of real estate and certain property and equipment which are non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense amounted to $12.3 million and $15.1 million for the three months ended January 1, 2010 and January 2, 2009, respectively, and $37.6 million and $38.8 million for the nine months ended January 1, 2010 and January 2, 2009, respectively.
General Legal Matters
We are involved in various lawsuits and claims that have arisen in the normal course of business. In most cases, we have denied, or believe we have a basis to deny any liability. Related to these matters, we have recorded a reserve of approximately $21.1 million as of January 1, 2010. While it is not possible to predict with certainty the outcome of litigation and other matters discussed below, we believe that liabilities in excess of those recorded, if any, arising from such matters would not have a material adverse effect on our results of operations, consolidated financial condition or liquidity over the long-term.
As previously disclosed, we identified certain payments made on our behalf by two subcontractors to expedite the issuance of a limited number of visas and licenses from a foreign government’s agencies that may raise compliance issues under the U.S. Foreign Corrupt Practices Act. We retained outside counsel to investigate these payments. In November 2009, we voluntarily brought these matters to the attention of the U.S. Department of Justice and the SEC. We are cooperating with the government’s review of these matters. We are also continuing our evaluation of our internal policies and procedures. We cannot predict the ultimate consequences of these matters at this time, nor can we reasonably estimate the potential liability, if any, related to these matters. However, based on the facts currently known, we do not believe that these matters will have a material adverse effect on our business, financial condition, results of operations or cash flow. We have not recorded any reserves with respect to these matters.
Pending litigation and claims
On May 14, 2008, a jury in the Eastern District of Virginia found against us in a case brought by a former subcontractor, Worldwide Network Services (“WWNS”), on two Department of State (“DoS”) contracts, in which WWNS alleged racial discrimination, tortuous interference and certain other claims. The jury awarded WWNS approximately $15.7 million in compensatory and punitive damages and awarded us approximately $0.2 million on a counterclaim. In addition to the jury award, the court awarded WWNS approximately $3.0 million in connection with certain contract claims. On September 22, 2008, WWNS was awarded approximately $1.8 million in attorneys’ fees. On February 2, 2009, we filed an appeal with respect to this matter. On September 22, 2009, the Court of Appeals heard oral arguments. We are awaiting the courts determination. As of January 1, 2010, we believe we have adequate reserves recorded for this matter.
On December 4, 2006, December 29, 2006, March 14, 2007 and April 24, 2007, four lawsuits were served, seeking unspecified monetary damages against the Company and several of its former affiliates in the U.S. District Court for the Southern District of Florida, concerning the spraying of narcotic plant crops along the Colombian border adjacent to Ecuador. Three of the lawsuits, filed on behalf of the Provinces of Esmeraldas, Sucumbíos, and Carchi in Ecuador, allege violations of Ecuadorian law, international law, and statutory and common law tort violations, including negligence, trespass, and nuisance. The fourth lawsuit, filed on behalf of citizens of the Ecuadorian provinces of Esmeraldas and Sucumbíos, alleges personal injury, various counts of negligence, trespass, battery, assault, intentional infliction of emotional distress, violations of the Alien Tort Claims Act and various violations of international law. The four lawsuits were consolidated, and based on our motion granted by the court, the case was subsequently transferred to the U.S. District Court for the District of Columbia. On March 26, 2008, a First Amended Consolidated Complaint was filed that identified 3,266 individual plaintiffs. As of January 12, 2010, 1,256 of the plaintiffs have been dismissed by court orders. The amended complaint does not demand any specific monetary damages; however, a court decision against us, although we believe to be remote, could have a material adverse effect on our results of operations and financial condition. The aerial spraying operations were and continue to be managed by us under a DoS contract in cooperation with the Colombian government. The DoS contract provides indemnification to us against third-party liabilities arising out of the contract, subject to available funding. The DoS has reimbursed us for all legal expenses to date.

A lawsuit filed on September 11, 2001, and amended on March 24, 2008, seeking unspecified damages on behalf of twenty-six residents of the Sucumbíos Province in Ecuador, was brought against us and several of our former affiliates in the U.S. District Court for the District of Columbia. The action alleges violations of the laws of nations and United States treaties, negligence, emotional distress, nuisance, battery, trespass, strict liability, and medical monitoring arising from the spraying of herbicides near the Ecuador-Colombia border in connection with the performance of the DoS, International Narcotics and Law Enforcement contract for the eradication of narcotic plant crops in Colombia. As of January 12, 2010, fifteen of the plaintiffs have been dismissed by court order. The terms of the DoS contract provide that the DoS will indemnify us against third-party liabilities arising out of the contract, subject to available funding. The DoS has reimbursed us for all legal expenses to date. We are also entitled to indemnification by Computer Sciences Corporation in connection with this lawsuit, subject to certain limitations. Additionally, any damage award would have to be apportioned between the other defendants and us. We believe that the likelihood of an unfavorable judgment in this matter is remote and that, even if that were to occur, the judgment is unlikely to result in a material adverse effect on our results of operations or financial condition as a result of the third party indemnification and apportionment of damages described above.
Arising out of the litigation described in the preceding two paragraphs, on September 22, 2008, we filed a separate lawsuit against our aviation insurance carriers seeking defense and coverage of the referenced claims. On November 9, 2009, the court granted our Partial Motion for Summary Judgment regarding the duty to defend. The carriers filed a motion for reargument, which has been fully briefed and is pending judgment. In a related action, the carriers filed a lawsuit against us on February 5, 2009, seeking rescission of certain aviation insurance policies based on an alleged misrepresentation by us concerning the existence of certain of the lawsuits relating to the eradication of narcotic plant crops. Since we filed an answer to the complaint, there has not been any significant activity.
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
Note 9—Equity-Based Compensation
As of January 1, 2010, our Parent had outstanding equity-based compensation through the grant of Class B interests in DIV Holding LLC, the largest holder of our Parent’s common stock and had granted restricted stock units and performance stock units under our Parent’s 2007 Omnibus Incentive Plan (the “2007 Plan”). All of our equity-based compensation is accounted for under ASC 718 — Compensation-Stock Compensation. Under this method, we recorded equity-based compensation expense of $0.3 million and $1.2 million for the three months ended January 1, 2010 and January 2, 2009, respectively, and $2.5 million and $2.4 million for the nine months ended January 1, 2010 and January 2, 2009, respectively.
Class B Equity
During the nine months ended January 1, 2010, our Parent had no new grants but had forfeiture events in both the first quarter and third quarter of fiscal year 2010. Consequently, the fiscal year to date expense recognized for Class B activity was the result of the quarterly amortization from the graded vesting schedule, partially offset by the impact of the forfeited class B interests.

A summary of Class B activity during the first nine months of fiscal year 2010 is as follows:

	% Interest in	Grant Date
	DIV Holding	Fair Value

Balance April 3, 2009	4.71%	$9,669
First quarter fiscal year 2010 forfeitures	(0.03%)	(37)

Balance July 3, 2009	4.68%	$9,632

Second quarter fiscal year 2010 forfeitures	—	—

Balance October 2, 2009	4.68%	$9,632

Third quarter fiscal year 2010 forfeitures	(0.10%)	(318)
Balance January 1, 2010	4.58%	$9,314

April 3, 2009 vested	3.69%	$6,950
First quarter fiscal year 2010 vesting	0.04%	174

July 3, 2009 vested	3.73%	$7,124

Second quarter fiscal year 2010 vesting	0.05%	73

October 2, 2009 vested	3.78%	$7,197

Third quarter fiscal year 2010 vesting	0.20%	702
January 1, 2010 vested	3.98%	$7,899

April 3, 2009 nonvested	1.02%	$2,719
July 3, 2009 nonvested	0.95%	$2,508
October 2, 2009 nonvested	0.90%	$2,435
January 1, 2010 nonvested	0.60%	$1,415
Assuming each grant outstanding, net of estimated forfeitures, as of January 1, 2010 fully vests, we will recognize the related non-cash compensation expense as follows (in thousands):

Three month period ending April 2, 2010	$84
Fiscal year ending April 1, 2011	182
Fiscal year ending March 30, 2012 and thereafter	62

Total	$328

Restricted Stock Units and Performance Stock Units
Our RSUs vest based on the passage of time and our PSUs vest based on the achievement of performance criteria. During the first nine months of fiscal year 2010, our Parent granted 607,050 RSUs and PSUs, including 12,500 RSUs issued to our Chief Executive Officer (“CEO”) as a result of fiscal year 2009 performance, with one third vesting on his employment anniversary date in fiscal year 2010, fiscal year 2011 and fiscal year 2012.
During the nine months ended January 1, 2010, 88,045 units vested. 33,826 units were settled with our Parent’s common stock and 32,524 units with cash. These settlements were made net of payroll tax withholding. As of January 1, 2010, 21,695 units were vested but unsettled.
We recognize compensation expense related to the RSUs and PSUs on a graded schedule over the requisite service period, net of estimated forfeitures. Compensation expense related to RSUs and PSUs was $0.4 million and $2.3 million for the three months and nine months ended January 1, 2010, respectively, and $0.7 million and $1.8 million for the three and nine months ended January 2, 2009, respectively.
Additionally, all RSUs and PSUs have been determined to be liability awards; therefore, the fair value of the RSUs and PSUs are re-measured at each financial reporting date as long as they remain liability awards. The estimated fair value of the RSUs and PSUs as of January 1, 2010, was approximately $13.5 million, excluding the impact of estimated future forfeitures, based on the closing market price of our Parent’s common stock on the grant date and was approximately $11.5 million, excluding the impact of estimated future forfeitures, based on the closing market price of our Parent’s common stock on January 1, 2010. Of these amounts, approximately $8.5 million is yet to be recognized as expense.
Specific to our PSUs, the estimated fair value is also impacted by our estimated probability of achieving the associated performance criteria. As of January 1, 2010, we estimated a 100% probability of achieving the PSU targets.

A summary of the combined RSU and PSU activity during the nine months of fiscal year 2010 is as follows:

		Weighted
		Average
	Outstanding	Grant
	Restricted	Date
	Stock Units	Fair Value
Outstanding, April 3, 2009	345,895	$16.71
Units granted	607,050	$17.05
Units forfeited	(86,970)	$16.83
Units vested and settled(1)	(66,350)	$17.99

Outstanding, January 1, 2010	799,625	$16.85

(1)
During the nine months ended January 1, 2010, 21,695 RSU awards, with a value of $0.4 million, vested but were not settled as of January 1, 2010. Our Parent expects to settle these shares in the fourth quarter of fiscal year 2010.

Assuming each grant outstanding as of January 1, 2010, net of estimated forfeitures, fully vests, we will recognize the related equity-based compensation expense as follows based on the value of these liability awards based on our Parent’s closing stock price on January 1, 2010 (in thousands):

Three month fiscal period ending April 2, 2010	$996
Fiscal year ending April 1, 2011	3,672
Fiscal year ending March 30, 2012 and thereafter	3,855

Total	$8,523

During the nine months ended January 1, 2010, one of our consolidated joint ventures, DIFZ, in which we have a 50% ownership interest, established a 2009 Omnibus Incentive Plan (the “DIFZ Plan”). Under the DIFZ Plan, the joint venture can issue equity based awards to its employees. Although these awards are only paid in cash, the value of these awards is tied to our Parent’s common stock. As such, these awards qualify as equity-based compensation under ASC 718. As of the nine months ended January 1, 2010, the liabilities and expenses associated with the DIFZ Plan were not material.
Note 10—Consolidating Financial Information of Subsidiary Guarantors
As of January 1, 2010, we had outstanding $375.4 million aggregate principal amount of 9.5% senior subordinated notes due 2013, net of unamortized discount. These senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by our following subsidiaries: DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, Dyn Marine Services LLC, Dyn Marine Services of Virginia LLC, Global Linguist Solutions LLC, Services International LLC, Worldwide Humanitarian Services LLC, Worldwide Recruiting and Staffing Services LLC and Phoenix Consulting Group LLC.
The following supplemental consolidating financial information presents our (i) financial position as of January 1, 2010 and April 3, 2009, (ii) results of operations and cash flows for the fiscal quarters ended January 1, 2010 and January 2, 2009 and (iii) elimination entries necessary to consolidate the LLC and its subsidiaries.
LLC, the combined wholly owned subsidiary guarantors, the 51% owned GLS subsidiary guarantor and the combined subsidiary non-guarantors account for their investments in subsidiaries using the equity method of accounting; therefore, the LLC column reflects the equity income (loss) of its subsidiary guarantors, GLS and subsidiary non-guarantors. Additionally, the subsidiary guarantors’ column reflects the equity income (loss) of its subsidiary non-guarantors.
We have corrected the presentation of our audited condensed consolidating financial information as of April 3, 2009 and for the three and nine months ended January 2, 2009 to include disclosure regarding our non wholly-owned guarantor subsidiary, GLS, in accordance with SEC Rule 3-10 of Regulation S-X. We have also restated amounts previously presented to (i) reclassify certain intercompany payables and receivables as short-term liabilities and assets on the balance sheet as of April 3, 2009, (ii) reclassify certain intercompany activity from financing activities to investing activities and operating activities, (iii) reclassify certain amounts of amortization expense to the guarantor column and (iv) allocate certain deferred taxes and income tax provision to the guarantor subsidiaries column. These corrections had no impact on consolidated results as previously reported.

DynCorp International LLC and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended January 1, 2010

		Subsidiary		Subsidiary
	LLC	Guarantors	GLS	Non-Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Revenue	$700,554	$51,029	$177,763	$115,472	$(129,848)	$914,970

Cost of services	(627,226)	(48,175)	(162,927)	(114,220)	129,848	(822,700)
Selling, general and administrative expenses	(25,252)	(4,049)	(2,774)	(275)	—	(32,350)
Depreciation and amortization expense	(10,131)	(383)	—	(16)	—	(10,530)

Operating income	37,945	(1,578)	12,062	961	—	49,390
Interest expense	(13,655)	—	(611)	—	611	(13,655)
Equity in income (loss) of subsidiaries/affiliates	5,861	(113)	—	—	(4,470)	1,278
Interest income	674	3	1	—	(611)	67
Other, net	290	(19)	—	14	—	285

Income (loss) before income taxes	31,115	(1,707)	11,452	975	(4,470)	37,365
Provision for income taxes	(10,687)	560	—	(366)	—	(10,493)

Net income	20,428	(1,147)	11,452	609	(4,470)	26,872
Noncontrolling interests	—	—	(5,689)	(755)	—	(6,444)

Net income attributable to DynCorp International LLC	$20,428	$(1,147)	$5,763	$(146)	$(4,470)	$20,428

DynCorp International LLC and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended January 2, 2009

		Subsidiary		Subsidiary
	LLC	Guarantors	GLS	Non-Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Revenue	$540,113	$53,263	$198,951	$101,253	$(101,253)	$792,327

Cost of services	(472,083)	(49,959)	(183,194)	(100,227)	101,253	(704,210)
Selling, general and administrative expenses	(19,434)	(1,676)	(5,325)	(70)	—	(26,505)
Depreciation and amortization expense	(9,700)	(314)	—	(15)	—	(10,029)

Operating income	38,896	1,314	10,432	941	—	51,583
Interest expense	(15,306)	—	(775)	(29)	788	(15,322)
Equity in income (loss) of subsidiaries/affiliates	6,013	(51)	—	—	(4,643)	1,319
Interest income	1,518	—	—	—	(788)	730
Other, net	(500)	(267)	—	(89)	—	(856)

Income before income taxes	30,621	996	9,657	823	(4,643)	37,454
Provision for income taxes	(10,868)	(381)	—	(390)	—	(11,639)

Net income	19,753	615	9,657	433	(4,643)	25,815
Noncontrolling interests	—	—	(4,694)	(1,368)	—	(6,062)

Net income attributable to DynCorp International LLC	$19,753	$615	$4,963	$(935)	$(4,643)	$19,753

DynCorp International LLC and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Nine Months Ended January 1, 2010

		Subsidiary		Subsidiary
	LLC	Guarantors	GLS	Non-Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Revenue	$1,813,278	$147,845	$574,205	$329,224	$(343,033)	$2,521,519

Cost of services	(1,599,831)	(136,929)	(529,329)	(326,016)	343,033	(2,249,072)
Selling, general and administrative expenses	(68,821)	(8,457)	(9,193)	(621)	—	(87,092)
Depreciation and amortization expense	(29,853)	(1,012)	—	(48)	—	(30,913)

Operating income	114,773	1,447	35,683	2,539	—	154,442
Interest expense	(41,956)	—	(1,810)	—	1,810	(41,956)
Loss on extinguishment of debt	(146)	—	—	—	—	(146)
Equity in income (loss) of subsidiaries/affiliates	21,323	(22)	—	—	(17,442)	3,859
Interest income	2,311	3	1	4	(1,810)	509
Other, net	176	(32)	—	(100)	—	44

Income (loss) before income taxes	96,481	1,396	33,874	2,443	(17,442)	116,752
Provision for income taxes	(34,853)	(562)	—	(1,006)	—	(36,421)

Net income	61,628	834	33,874	1,437	(17,442)	80,331
Noncontrolling interests	—	—	(16,606)	(2,097)	—	(18,703)

Net income attributable to DynCorp International LLC	$61,628	$834	$17,268	$(660)	$(17,442)	$61,628

DynCorp International LLC and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Nine Months Ended January 2, 2009

		Subsidiary		Subsidiary
	LLC	Guarantors	GLS	Non-Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Revenue	$1,603,886	$165,708	$518,678	$296,721	$(296,721)	$2,288,272

Cost of services	(1,417,751)	(155,476)	(475,119)	(287,493)	296,721	(2,039,118)
Selling, general and administrative expenses	(60,614)	(5,102)	(14,147)	(487)	—	(80,350)
Depreciation and amortization expense	(29,586)	(942)	—	(66)	—	(30,594)

Operating income	95,935	4,188	29,412	8,675	—	138,210
Interest expense	(44,426)	—	(2,488)	(16)	2,488	(44,442)
Loss on early extinguishment of debt	(4,443)	—	—	—	—	(4,443)
Equity in income (loss) of subsidiaries/affiliates	25,949	(201)	—	—	(21,789)	3,959
Interest income	4,234	5	—	—	(2,488)	1,751
Other, net	904	(111)	—	16	—	809

Income before income taxes	78,153	3,881	26,924	8,675	(21,789)	95,844
Provision for income taxes	(27,549)	(1,457)	—	(1,080)	—	(30,086)

Net income	50,604	2,424	26,924	7,595	(21,789)	65,758
Noncontrolling interests	—	—	(13,156)	(1,998)	—	(15,154)

Net income attributable to DynCorp International LLC	$50,604	$2,424	$13,768	$5,597	$(21,789)	$50,604

DynCorp International LLC and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
January 1, 2010

		Subsidiary		Subsidiary
	LLC	Guarantors	GLS	Non-Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$56,342	$2,527	$1,604	$6,609	$—	$67,082
Restricted cash	24,140	350	—	—	—	24,490
Accounts receivable, net	618,579	29,157	131,728	4,749	(3,166)	781,047
Intercompany receivable	3,361	—	—	55,589	(58,950)	—
GLS note receivable	20,403	—	—	—	(20,403)	—
Prepaid expenses and other current assets	91,090	14,138	1,589	1,814	—	108,631

Total current assets	813,915	46,172	134,921	68,761	(82,519)	981,250
Property and equipment, net	50,727	3,483	—	308	—	54,518
Goodwill	398,176	50,180	—	—	—	448,356
Tradename	18,318	365	—	—	—	18,683
Other intangibles, net	110,573	17,400	—	—	—	127,973
Investment in subsidiaries	108,799	567	—	—	(109,366)	—
Other assets, net	33,986	1,646	94	—	—	35,726

Total assets	$1,534,494	$119,813	$135,015	$69,069	$(191,885)	$1,666,506

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$29,137	$—	$—	$—	$—	$29,137
Accounts payable	210,372	3,234	72,310	1,428	(3,166)	284,178
Accrued payroll and employee costs	55,179	9,338	24,792	32,516	—	121,825
Intercompany payable	55,589	3,361	—	—	(58,950)	—
GLS note payable	—	—	20,403	—	(20,403)	—
Other accrued liabilities	68,578	10,042	6,058	27,402	—	112,080
Income taxes payable and deferred taxes	15,911	—	—	707	—	16,618

Total current liabilities	434,766	25,975	123,563	62,053	(82,519)	563,838
Long-term debt, less current portion	522,949	—	—	—	—	522,949
Other long-term liabilities	8,693	2,936	—	4	—	11,633
Total equity	568,086	90,902	11,452	7,012	(109,366)	568,086

Total liabilities and member’s equity	$1,534,494	$119,813	$135,015	$69,069	$(191,885)	$1,666,506

DynCorp International LLC and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
April 3, 2009

		Subsidiary		Subsidiary
	LLC	Guarantors	GLS	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$192,968	$657	$1,877	$4,720	$—	$200,222
Restricted cash	5,935	—	—	—	—	5,935
Accounts receivable, net	389,716	28,584	144,315	1,817	—	564,432
Intercompany receivables	12,178	—	—	41,346	(53,524)	—
GLS note receivable	7,063	—	—	—	(7,063)	—
Prepaid expenses and other current assets	110,549	8,245	4,182	1,238	—	124,214

Total current assets	718,409	37,486	150,374	49,121	(60,587)	894,803
Property and equipment, net	14,582	3,400	—	356	—	18,338
Goodwill	398,559	21,621	—	—	—	420,180
Tradename	18,318	—	—	—	—	18,318
Other intangibles, net	136,093	6,626	—	—	—	142,719
Investment in subsidiaries	72,020	589	—	—	(72,609)	—
Other assets, net	44,288	474	94	—	—	44,856

Total assets	$1,402,269	$70,196	$150,468	$49,477	$(133,196)	$1,539,214

Current liabilities:
Current portion of long-term debt	$30,540	$—	$—	$—	$—	$30,540
Accounts payable	68,842	3,522	87,342	713	—	160,419
Accrued payroll and employee costs	69,220	7,169	25,796	35,808	—	137,993
Intercompany payables	41,346	11,805	373	—	(53,524)	—
GLS note payable	—	—	7,063	—	(7,063)	—
Other accrued liabilities	94,333	5,302	9,409	2,546	—	111,590
Income taxes payable and deferred taxes	13,615	—	—	649	—	14,264

Total current liabilities	317,896	27,798	129,983	39,716	(60,587)	454,806
Long-term debt, less current portion	569,372	—	—	—	—	569,372
Other long-term liabilities	6,744	28	7	—	—	6,779
Total equity	508,257	42,370	20,478	9,761	(72,609)	508,257

Total liabilities and member’s equity	$1,402,269	$70,196	$150,468	$49,477	$(133,196)	$1,539,214

DynCorp International LLC and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For the Nine Months Ended January 1, 2010

		Subsidiary		Subsidiary
	LLC	Guarantors	GLS	Non-Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities	$(43,666)	$10,574	$29,400	$19,271	$—	$15,579

Cash flows from investing activities:
Purchase of property, equipment and computer software	(39,445)	—	—	—	—	(39,445)
Cash paid for acquisition, net of cash acquired	(37,905)	—	—	—	—	(37,905)
Other investing cash flows	60	—	—	(14,243)	14,243	60

Net cash used in investing activities	(77,290)	—	—	(14,243)	14,243	(77,290)
Cash flows from financing activities:
Net transfers from (to) Parent/Sub	9,720	(8,704)	13,227	—	(14,243)	—
Borrowings on long-term debt	51,500	—	—	—	—	51,500
Payments on long-term debt	(100,126)	—	—	—	—	(100,126)
Receipts/payments of dividends to Parent	23,972	—	(42,900)	(3,139)	—	(22,067)
Other financing activities	(736)	—	—	—	—	(736)

Net cash (used in) financing activities	(15,670)	(8,704)	(29,673)	(3,139)	(14,243)	(71,429)

Net (decrease) increase in cash and cash equivalents	(136,626)	1,870	(273)	1,889	—	(133,140)
Cash and cash equivalents, beginning of period	192,968	657	1,877	4,720	—	200,222

Cash and cash equivalents, end of period	$56,342	$2,527	$1,604	$6,609	$—	$67,082

DynCorp International LLC and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For the Nine Months Ended January 2, 2009

		Subsidiary		Subsidiary
	LLC	Guarantors	GLS	Non-Guarantors	Eliminations	Consolidated
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$63,323	$(8,060)	$(6,587)	$21,519	$—	$70,195

Cash flows from investing activities:
Purchase of property, equipment and computer software	(5,041)	—	—	—	—	(5,041)
Other investing cash flows	(17,029)	—	—	(18,753)	18,753	(17,029)

Net cash used in investing activities	(22,070)	—	—	(18,753)	18,753	(22,070)
Cash flows from financing activities:
Net transfers (to) from Parent/Sub	2,736	4,918	11,099	—	(18,753)	—
Borrowings on long-term debt	323,751	—	—	—	—	323,751
Payments on long-term debt	(301,129)	—	—	—	—	(301,129)
Other financing activities	(5,546)	—	—	—	—	(5,546)

Net cash provided by financing activities	19,812	4,918	11,099	—	(18,753)	17,076

Net increase (decrease) in cash and cash equivalents	61,065	(3,142)	4,512	2,766	—	65,201
Cash and cash equivalents, beginning of period	79,484	3,782	53	2,060	—	85,379

Cash and cash equivalents, end of period	$140,549	$640	$4,565	$4,826	$—	$150,580

The following schedules below show a comparison to the amended totals above with the previously reported consolidating totals for the income statements for the three and nine months ended January 2, 2009, the balance sheet as of April 3, 2009, and the statement of cash flows for the nine months ended January 2, 2009.
DynCorp International LLC and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended January 2, 2009

			Subsidiary	Subsidiary			Subsidiary	Subsidiary
	LLC	LLC	Guarantors	Guarantors	GLS	GLS	Non-Guarantors	Non-Guarantors	Eliminations	Eliminations	Consolidated
	As previously		As previously		Not previously		As previously		As previously
	presented	As restated	presented	As restated	reported	As restated	reported	As restated	reported	As restated
	(Dollars in thousands)
Revenue	$540,113	$540,113	$252,214	$53,263	$—	$198,951	$101,253	$101,253	$(101,253)	$(101,253)	$792,327

Cost of services	(472,080)	(472,083)	(233,157)	(49,959)	—	(183,194)	(100,226)	(100,227)	101,253	101,253	(704,210)
Selling, general and administrative expenses	(19,434)	(19,434)	(7,000)	(1,676)	—	(5,325)	(71)	(70)	—	—	(26,505)
Depreciation and amortization expense	(10,015)	(9,700)	—	(314)	—	—	(14)	(15)	—	—	(10,029)

Operating income	38,584	38,896	12,057	1,314	—	10,432	942	941	—	—	51,583
Interest expense	(15,322)	(15,306)	—	—	—	(775)	—	(29)	—	788	(15,322)
Equity in income (loss) of subsidiaries/affiliates	5,270	6,013	(51)	(51)	—	—	—	—	(3,900)	(4,643)	1,319
Interest income	726	1,518	—	—	—	—	4	—	—	(788)	730
Other, net	(500)	(500)	(267)	(267)	—	—	(89)	(89)	—	—	(856)

Income before income taxes	28,758	30,621	11,739	996	—	9,657	857	823	(3,900)	(4,643)	37,454
Provision for income taxes	(9,005)	(10,868)	(2,229)	(381)	—	—	(405)	(390)	—	—	(11,639)

Net income	19,753	19,753	9,510	615	—	9,657	452	433	(3,900)	(4,643)	25,815
Noncontrolling interests	—	—	(4,694)	—	—	(4,694)	(1,368)	(1,368)	—	—	(6,062)

Net income attributable to DynCorp International LLC	$19,753	$19,753	$4,816	$615	$—	$4,963	$(916)	$(935)	$(3,900)	$(4,643)	$19,753

DynCorp International LLC and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations Information
For the Nine Months Ended January 2, 2009

			Subsidiary	Subsidiary			Subsidiary	Subsidiary
	LLC	LLC	Guarantors	Guarantors	GLS	GLS	Non-Guarantors	Non-Guarantors	Eliminations	Eliminations	Consolidated
	As previously		As previously		Not previously		As previously		As previously
	presented	As restated	presented	As restated	reported	As restated	reported	As restated	reported	As restated
	(Dollars in thousands)
Revenue	$1,603,886	$1,603,886	$684,386	$165,708	$—	$518,678	$296,721	$296,721	$(296,721)	$(296,721)	$2,288,272

Cost of services	(1,417,739)	(1,417,751)	(630,607)	(155,476)	—	(475,119)	(287,493)	(287,493)	296,721	296,721	(2,039,118)
Selling, general and administrative expenses	(60,614)	(60,614)	(19,249)	(5,102)	—	(14,147)	(487)	(487)	—	—	(80,350)
Depreciation and amortization expense	(30,529)	(29,586)	—	(942)	—	—	(65)	(66)	—	—	(30,594)

Operating income	95,004	95,935	34,530	4,188	—	29,412	8,676	8,675	—	—	138,210
Interest expense	(44,442)	(44,426)	—	—	—	(2,488)	—	(16)	—	2,488	(44,442)
Loss on early extinguishment of debt	(4,443)	(4,443)	—	—	—	—	—	—	—	—	(4,443)
Equity in income (loss) of subsidiaries/affiliates	25,910	25,949	(201)	(201)	—	—	—	—	(21,750)	(21,789)	3,959
Interest income	1,729	4,234	6	5	—	—	16	—	—	(2,488)	1,751
Other, net	904	904	(111)	(111)	—	—	16	16	—	—	809

Income before income taxes	74,662	78,153	34,224	3,881	—	26,924	8,708	8,675	(21,750)	(21,789)	95,844
Provision for income taxes	(24,058)	(27,549)	(3,339)	(1,457)	—	—	(2,689)	(1,080)	—	—	(30,086)

Net income	50,604	50,604	30,885	2,424	—	26,924	6,019	7,595	(21,750)	(21,789)	65,758
Noncontrolling interests	—	—	(13,156)	—	—	(13,156)	(1,998)	(1,998)	—	—	(15,154)

Net income attributable to DynCorp International LLC	$50,604	$50,604	$17,729	$2,424	$—	$13,768	$4,021	$5,597	$(21,750)	$(21,789)	$50,604

DynCorp International LLC and Subsidiaries
Unaudited Condensed Consolidating Balance Sheet Information
April 3, 2009

			Subsidiary	Subsidiary			Subsidiary	Subsidiary
	LLC	LLC	Guarantors	Guarantors	GLS	GLS	Non-Guarantors	Non-Guarantors	Eliminations	Eliminations	Consolidated
	As previously		As previously		Not previously		As previously		As previously
	presented	As restated	presented	As restated	reported	As restated	reported	As restated	reported	As restated
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$192,968	$192,968	$2,534	$657	$—	$1,877	$4,720	$4,720	$—	$—	$200,222
Restricted cash	5,935	5,935	—	—	—	—	—	—	—	—	5,935
Accounts receivable, net	389,715	389,716	172,900	28,584	—	144,315	1,817	1,817	—	—	564,432
Intercompany receivables	48,786	12,178	—	—	—	—	43,663	41,346	(92,449)	(53,524)	—
GLS note receivable	—	7,063	—	—	—	—	—	—	—	(7,063)	—
Prepaid expenses and other current assets	112,024	110,549	10,952	8,245	—	4,182	1,238	1,238	—	—	124,214

Total current assets	749,428	718,409	186,386	37,486	—	150,374	51,438	49,121	(92,449)	(60,587)	894,803
Property and equipment, net	14,582	14,582	3,400	3,400	—	—	356	356	—	—	18,338
Goodwill	398,559	398,559	21,621	21,621	—	—	—	—	—	—	420,180
Tradename	18,318	18,318	—	—	—	—	—	—	—	—	18,318
Other intangibles, net	128,833	136,093	13,886	6,626	—	—	—	—	—	—	142,719
Investment in subsidiaries	64,380	72,020	589	589	—	—	—	—	(64,969)	(72,609)	—
Other assets, net	44,762	44,288	94	474	—	94	—	—	—	—	44,856

Total assets	$1,418,862	$1,402,269	$225,976	$70,196	$—	$150,468	$51,794	$49,477	$(157,418)	$(133,196)	$1,539,214

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$30,540	$30,540	$—	$—	$—	$—	$—	$—	$—	$—	$30,540
Accounts payable	96,574	68,842	63,132	3,522	—	87,342	713	713	—	—	160,419
Accrued payroll and employee costs	69,220	69,220	32,965	7,169	—	25,796	35,808	35,808	—	—	137,993
Intercompany payables	30,207	41,346	62,242	11,805	—	373	—	—	(92,449)	(53,524)	—
GLS note payable	—	—	—	—	—	7,063	—	—	—	(7,063)	—
Other accrued liabilities	94,333	94,333	14,711	5,302	—	9,409	2,546	2,546	—	—	111,590
Income taxes payable and deferred income taxes	13,615	13,615	—	—	—	—	649	649	—	—	14,264

Total current liabilities	334,489	317,896	173,050	27,798	—	129,983	39,716	39,716	(92,449)	(60,587)	454,806
Long-term debt, less current portion	569,372	569,372	—	—	—	—	—	—	—	—	569,372
Other long-term liabilities	6,744	6,744	35	28	—	7	—	—	—	—	6,779
Total equity	508,257	508,257	52,891	42,370	—	20,478	12,078	9,761	(64,969)	(72,609)	508,257

Total liabilities and member’s equity	$1,418,862	$1,402,269	$225,976	$70,196	$—	$150,468	$51,794	$49,477	$(157,418)	$(133,196)	$1,539,214

DynCorp International LLC and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flow Information
For the Nine Months Ended January 2, 2009

			Subsidiary	Subsidiary			Subsidiary	Subsidiary
	LLC	LLC	Guarantors	Guarantors	GLS	GLS	Non-Guarantors	Non-Guarantors	Eliminations	Eliminations	Consolidated
	As previously		As previously		Not previously		As previously		As previously
	presented	As restated	presented	As restated	reported	As restated	reported	As restated	reported	As restated
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$92,578	$63,323	$(41,000)	$(8,060)	$—	$(6,587)	$18,617	$21,519	$—	$—	$70,195

Cash flows from investing activities:
Purchase of property, equipment & computer software	(5,041)	(5,041)	—	—	—	—	—	—	—	—	(5,041)
Other investing cash flows	(17,029)	(17,029)	—	—	—	—	—	(18,753)	—	18,753	(17,029)

Net cash used in investing activities	(22,070)	(22,070)	—	—	—	—	—	(18,753)	—	18,753	(22,070)
Cash flows from financing activities:
Net transfers from (to) Parent/Sub	(26,519)	2,736	42,370	4,918	—	11,099	(15,851)	—	—	(18,753)	—
Borrowings on long-term debt	323,751	323,751	—	—	—	—	—	—	—	—	323,751
Payments on long-term debt	(301,129)	(301,129)	—	—	—	—	—	—	—	—	(301,129)
Other financing activities	(5,546)	(5,546)	—	—	—	—	—	—	—	—	(5,546)

Net cash (used in) provided by financing activities	(9,443)	19,812	42,370	4,918	—	11,099	(15,851)	—	—	(18,753)	17,076

Net increase (decrease) in cash and cash equivalents	61,065	61,065	1,370	(3,142)	—	4,512	2,766	2,766	—	—	65,201

Cash and cash equivalents, beginning of period	79,484	79,484	3,835	3,782	—	53	2,060	2,060	—	—	85,379

Cash and cash equivalents, end of period	$140,549	$140,549	$5,205	$640	$—	$4,565	$4,826	$4,826	$—	$—	$150,580

GLS's unaudited stand-alone financial statements and management's discussion and analyses begins on page F-1 of this Form 10-Q.
Note 11 — Related Parties, Joint Ventures and Variable Interest Entities
Management Fee
We pay Veritas Capital an annual management fee of $0.3 million plus expenses to provide us with general business management, financial, strategic and consulting services. We paid $0.1 million and $0.4 million to Veritas Capital for the three and nine months ended January 1, 2010, respectively and paid $0.1 million and $0.4 million for the three and nine months ended January 2, 2009, respectively.
Joint Ventures
Amounts due from our unconsolidated joint ventures totaled $7.8 million and $2.5 million as of January 1, 2010 and April 3, 2009, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The change in these receivables from April 3, 2009 to January 1, 2010 resulted in a use of operating cash for the nine months ended January 1, 2010 of approximately $5.3 million. The related revenue associated with our unconsolidated joint ventures totaled $0.3 million and $2.9 million for the three and nine months ended January 1, 2010, respectively, and $2.1 million and $16.1 million for the three and nine months ended January 2, 2009, respectively. Additionally, we earned $1.3 million and $3.9 million in equity method income in the three and nine months ended January 1, 2010, respectively, and $1.3 million and $4.0 million in the three and nine months ended January 2, 2009, respectively.
As a result of the sale of 50% of our ownership interest in DIFZ in fiscal year 2009, we currently hold three promissory notes from our joint venture partner which had an aggregate initial value of $9.7 million as a result of the sales price. The notes are included in Prepaid expenses and other current assets and in Other assets on our consolidated balance sheet for the short and long-term portions, respectively. As of January 1, 2010, the loan balance outstanding was $8.4 million, reflecting the initial value plus accrued interest, less payments against the promissory notes.

Variable Interest Entities
Our population of variable interest entities, associated primary beneficiary assessments, and our joint venture ownership percentages have not changed from the information disclosed in our fiscal year 2009 Annual Report. Additionally, our Parent’s largest shareholder, Veritas Capital, the majority owner of DIV Holding, continues to be the majority owner of McNeil Technologies, our GLS partner. In the aggregate, our maximum exposure to losses as a result of our investment in VIEs consists of our $8.2 million investment in unconsolidated subsidiaries, $7.8 million in receivables from our joint ventures, working capital funding to GLS as well as contingent liabilities that are neither probable nor reasonably estimable as of January 1, 2010. While the amount of funding we provide to GLS can vary significantly due to timing of payments to vendors and collections from its customer, the average balance over the prior 12 months was approximately $22.9 million.
GLS assets and liabilities were $136.6 million and $103.3 million at January 1, 2010, respectively, as compared to $150.5 million and $129.6 million at April 3, 2009, respectively. Additionally, GLS revenue was $177.5 million and $574.2 million for the three and nine months ended January 1, 2010, respectively, as compared to $199.0 million and $518.7 million for the three and nine months ended January 2, 2009, respectively.
DIFZ assets and liabilities were $60.0 million and $56.9 million, respectively, as of January 1, 2010, as compared to $38.0 million and $36.5 million at April 3, 2009, respectively. Additionally, DIFZ revenue was $105.8 million and $299.7 million for the three and nine months ended January 1, 2010, respectively; as compared to $28.2 million and $96.5 million for the three and nine months ended January 2, 2009, respectively. DIFZ revenue and costs are eliminated in consolidation.
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
We account for this collaborative arrangement under ASC 808 — Collaborative Arrangements. We record revenue gross as the prime contractor. The cash inflows, outflows, as well as expenses incurred impact cost of services in the period realized or incurred. We shared total profits of $1.9 million and $2.6 million from this collaborative arrangement for the three and nine months ended January 1, 2010, respectively. We shared losses of $1.5 million and $2.6 million from this collaborative for the three and nine months January 2, 2009, respectively.
In December 2009, we removed one of our collaborative partners (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Notable Events for the nine months ended January 1, 2010”), which increased our LOGCAP IV profit sharing percentage from 40% to 70%.
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
The three segments are as follows:
Global Stabilization and Development Solutions, or GSDS segment provides a diverse collection of outsourced services, primarily to government agencies worldwide. GSDS consists of the International Civilian Police Program (“CivPol”) SBA, the Security & Mentoring SBA, the LOGCAP IV SBA, the Operations SBA, the Infrastructure SBA and the Intelligence and Training Solutions SBA.
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
Global Linguist Solutions, or GLS segment provides rapid recruitment, deployment and on-site management of in- theatre interpreters and translators to the U.S. military for a wide range of foreign languages. GLS consists of the linguist service line SBA.

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the consolidated financial statements. All prior periods presented have been recast to reflect the new segment reporting (dollars in thousands).

	Three Months Ended
	January 1, 2010	January 2, 2009
Revenue
Global Stabilization and Development Solutions	$426,587	$265,240
Global Platform Support Solutions	310,698	329,832
Global Linguist Solutions	177,457	198,951
Other/Elimination	228	(1,696)

Total revenue	$914,970	$792,327

Operating Income
Global Stabilization and Development Solutions	$13,355	$19,003
Global Platform Support Solutions	24,104	22,618
Global Linguist Solutions	11,931	9,962

Total operating income	$49,390	$51,583

Depreciation and amortization
Global Stabilization and Development Solutions	$5,712	$4,905
Global Platform Support Solutions	4,651	4,957
Global Linguist Solutions	167	167

Total depreciation and amortization	$10,530	$10,029

	Nine months Ended
	January 1, 2010	January 2, 2009
Revenue
Global Stabilization and Development Solutions	$1,047,193	$798,779
Global Platform Support Solutions	898,859	974,810
Global Linguist Solutions	574,205	518,678
Other/Elimination	1,262	(3,995)

Total revenue	$2,521,519	$2,288,272

Operating Income
Global Stabilization and Development Solutions	$49,633	$43,009
Global Platform Support Solutions	69,814	66,645
Global Linguist Solutions	34,995	28,556

Total operating income	$154,442	$138,210

Depreciation and amortization
Global Stabilization and Development Solutions	$15,613	$14,858
Global Platform Support Solutions	14,818	15,207
Global Linguist Solutions	482	529

Total depreciation and amortization	$30,913	$30,594

	As of
	January 1, 2010	April 3, 2009
Assets
Global Stabilization and Development Solutions	$861,373	$594,207
Global Platform Support Solutions	544,779	510,583
Global Linguist Solutions	136,637	152,090
Corporate (1)	123,717	282,334

Total assets	$1,666,506	$1,539,214

(1)	Corporate assets primarily include cash, deferred income taxes, and deferred debt issuance cost.

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
As of January 1, 2010, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included cash equivalents (including restricted cash), interest rate derivatives and contingent earn-out consideration from our acquisition of Phoenix. Cash equivalents consist of petty cash, cash in-bank and short-term, highly liquid, income-producing investments with original maturities of 90 days or less. Our interest rate derivatives, as further described in Note 7, consist of interest rate swap contracts. The fair values of the interest rate swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, we have categorized these interest rate swap contracts as Level 2. We have consistently applied these valuation techniques in all periods presented. The contingent earn-out consideration, as discussed in Note 15, relates to the consideration to be paid to the selling shareholders of Phoenix. The fair value of the contingent consideration arrangement was determined using the weighted fiscal year 2010 forecasts discounted based on our weighted average cost of capital. As the valuation is based on internal models with inputs that are not observable, we have categorized the contingent earn-out consideration as Level 3.
Our assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at January 1, 2010, were as follows:

Fair Value Measurements at Reporting Date Using
		Quoted Prices in
	Book value of financial	Active Markets for	Significant Other	Significant
	assets/(liabilities) as of	Identical Assets	Observable Inputs	Unobservable Inputs
(amounts in thousands)	January 1, 2010	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents(1)	$91,572	$91,572	$—	$—

Total assets measured at fair value	$91,572	$91,572	$—	$—

Liabilities
Contingent earn-out consideration	$2,778	$—	$—	$2,778
Interest rate derivatives	$3,954	$—	$3,954	$—

Total liabilities measured at fair value	$6,732	$—	$3,954	$2,778

(1)	Includes cash equivalents and restricted cash

The table below provides reconciliation between the beginning and ending balance of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) for the nine months ended January 1, 2010.
Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

Contingent Earn-Out
(amounts in thousands)	Consideration
Beginning balance	$—
Total gains or losses (realized/unrealized) included in earnings (or changes in net assets)	71
Purchases, issuances, and settlements	2,707
Transfers in and/or out of Level 3	—

Ending balance	$2,778

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$71

Note 15—Acquisition
On October 18, 2009, we acquired 100% of the outstanding shares of Phoenix, a leading provider of intelligence training, consultative and augmentation services to a wide range of U.S. government organizations. This acquisition is consistent with our goal of accelerating growth, expanding service offerings and penetrating new segments. It extends our ability to deliver compelling services to the intelligence community and national security clients. The Company funded the purchase price with cash on hand.
Phoenix has been incorporated into the GSDS operating segment as its own strategic business area representing a new service offering for the Company. Revenue since the acquisition totaled $5.2 million through January 1, 2010. The associated operating income has been immaterial.
The purchase price is comprised of the following three elements:

Purchase
(Amounts in thousands)	Elements
Cash paid for acquisition at closing	$38,573
Final working capital adjustment paid during the third quarter of fiscal year 2010	1,094
Fair value of contingent earn-out consideration payable in fiscal year 2011	2,707

Total purchase price	$42,374

The acquisition was accounted for as a business combination pursuant to ASC 805 — Business Combinations. In accordance with ASC 805, the purchase price has been allocated to assets and liabilities based on their estimated fair value at the acquisition date. The following table represents the allocation of the purchase price to the acquired assets and liabilities and resulting goodwill (in thousands):

Reconciliation
(Amounts in thousands)	to Goodwill
Total purchase price	$42,374

Cash acquired	(1,762)
Receivables	(5,674)
Other assets	(4,326)
Identifiable intangible assets	(12,352)
Earn-out consideration liability	3,379
Other liabilities assumed	6,537

Goodwill	$28,176

Management determined the purchase price allocations for the acquisition based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. We utilized recognized valuation techniques, including the income approach and cost approach for intangible assets and the cost approach for tangible assets.
The carrying amount of receivables approximates fair value as the acquired receivables are short-term in nature and have high probability of collection. There were no significant receivables determined to be uncollectable as of the date of the acquisition. Given that Phoenix only served the U.S. government, we believe the impact of any uncollected receivables would be immaterial to our consolidated financial statements.
The purchase price includes $4.4 million held in escrow for indemnification liabilities (as defined by the stock purchase agreement) of the seller, $3.4 million of which (less any amounts applied to claims) is expected to be released in March 2011. The final $1.0 million will be released in September 2013 (less any amount applied to claims). The seller’s indemnification obligations are not capped at the amount of the escrow. In accordance with the indemnification obligations set forth in the purchase agreement, we recorded an indemnification asset of $2.5 million related to an uncertain income tax position and a payroll tax liability.
Acquired intangible assets of $12.4 million consisted of customer relationships, non-compete agreements, training materials, software, and trade name. The amortization period for these intangible assets ranges from two to ten years. We recorded $0.3 in amortization during the three months ended January 1, 2009 covering the period of October 19, 2009 through January 1, 2010. The major classes of intangible assets are as follows:

	Weighted Average
(Amounts in thousands)	Useful Life	Amount
Customer relationships	7.5	$2,827
Training materials	10	6,886
Software	10	2,046
Non-compete agreements	2	212
Tradename	5	381

		$12,352

The goodwill arising from the acquisition consists largely of expectations that Phoenix extends our ability to deliver compelling services to national security clients and the intelligence community, which is consistent with our goal of accelerating growth, expanding service offerings and penetrating new segments. In addition, the acquisition is expected to strengthen the Company as a leading provider of specialized mission-critical services to civilian and military government agencies worldwide. The goodwill recognized is not deductible for tax purposes.
We recognized $0.7 million of acquisition related costs that were expensed in the second quarter in fiscal year 2010 and are included in selling, general and administrative expenses in our consolidated statements of income for the nine months ended January 1, 2010.
The Phoenix stock purchase agreement provides for earn-out payments ranging from a minimum of zero to a maximum of $5.0 million contingent upon the achievement of certain revenue and earnings before interest, taxes, depreciation and amortization targets for the calendar year ending December 31, 2010. The fair value of the contingent consideration arrangement was determined to be $3.4 million using the weighted fiscal year 2010 forecasts discounted based on our weighted average cost of capital. Subsequent changes in the fair value of the contingent earn-out liability will be recorded in earnings.
In addition to the purchase price, we agreed with the seller to pay $7.5 million into an escrow account for retention bonuses for key Phoenix employees. The retention bonuses will be paid upon completion of the individual retention periods ranging from March 2011 to October 2012. Additionally, termination without cause, termination by reason of death or disability or resignation for good reason will result in an accelerated retention payment. Alternatively, if the employee resigns or is terminated for cause prior to completion of the retention period he/she forfeits either all or a portion of their retention bonus. One retention employee was terminated without cause in the third quarter of fiscal year 2010 which triggered a $1.7 million payment and related expense. The remainder of the deferred compensation expense will be amortized from periods ranging from 17 to 36 months after the acquisition date, the requisite vesting periods. The remaining $5.8 million is expected to be paid in March 2011.

Note 16—Subsequent Events
We evaluated subsequent events that occurred after the period end date through February 16, 2010, the date the financial statements were available to be issued. We concluded that no subsequent events have occurred that require recognition on our financial statements for the three months or the nine months ended January 1, 2010. However, we determined that the acquisition of Casals & Associates, Inc. (“Casals”) on January 22, 2010 merited additional disclosure.
On January 22, 2010, we acquired 100% of the stock of Casals, a private company that helps to achieve U.S. foreign policy and international development priorities assisting in the development of stable and democratic governments, implementing anti-corruption initiatives and aiding the growth of democratic public and civil institutions.
The total purchase price for Casals consists of a base purchase price of approximately $5.9 million plus or minus a post-closing net working capital adjustment. The base purchase price, which was paid at the closing, was funded with cash on hand. Through the post-closing net working capital adjustment, we will either pay or receive proceeds based on the final determination of net working capital at closing to the extent that the amount thereof is greater or less than estimated net working capital at closing.
The base purchase price and the contingent consideration exclude (i) up to $1.5 million of contingent consideration to retain certain key employees that may be payable through fiscal year 2011 and (ii) acquisition related costs of approximately $0.5 million, which will be included in selling, general and administrative expenses.
The acquisition will be accounted for as a business purchase pursuant to ASC 805 — Business Combinations. In accordance with ASC 805, the purchase price will be allocated to assets and liabilities based on their estimated fair value at the acquisition date. The fair value of the contingent consideration at the acquisition date will be included in the purchase price allocation.
The goodwill arising from the acquisition consists largely of expectations that the addition of Casals extends our ability to deliver compelling services to the international development community. The goodwill recognized is expected to be deductible for income tax purposes.
Casals will be incorporated into the GSDS operating segment. The assets, liabilities, and results of operations of Casals are not expected to be material to our consolidated financial position or results or operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements, and the notes thereto, and other data contained elsewhere in this Quarterly Report. The following discussion and analysis should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on June 11, 2009. References to “DynCorp International”, the “Company”, “we”, “our”, or “us” refer to DynCorp International LLC and its subsidiaries unless otherwise stated or indicated by context. DynCorp International, Inc., our direct parent (our “Parent”), has no operations independent of our Company, DynCorp International LLC.
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

Strategic Business Areas and Service Offerings
We utilize Strategic Business Areas (“SBAs”) to manage, review and assess our business performance at a program level. We also aggregate our SBAs into service offerings to manage our business based on what constitutes our primary lines of business. We aggregate SBAs that provide similar services and utilize similar methods to provide these services.
Global Stabilization and Development Solutions
GSDS provides a diverse collection of outsourced services primarily to government agencies worldwide. GSDS includes four service offerings as described below:
Security & Training — This service offering is comprised of the following SBAs:
•	CivPol — This SBA provides international policing and police training, judicial support, immigration support and base operations.
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

As discussed in Note 16 of this Quarterly Report, on January 22, 2010 we acquired Casals & Associates, Inc. (“Casals”), which will be consolidated within GSDS. Casals will operate within the contingency support and operations service offering. Under this line of business, Casals will (i) implement anti-corruption initiatives, (ii) aid the growth of democratic public and civil institutions, and (iii) act as a platform to further expand our services to the development and rule of law community. Since Casals was acquired after the quarter end, it is not included in our results of operations below.
Infrastructure — This service offering is comprised of a single SBA:
•	Infrastructure — This SBA provides civil, electrical, environmental and mechanical engineering and construction management services.
Intelligence Training and Solutions — This service offering is comprised of a single SBA:
•
Intelligence Training & Solutions — This new SBA was created as a result of the acquisition of Phoenix to provide proprietary training courses, management consulting and augmentation services to the intelligence community. In addition, this SBA expands our services to the intelligence community and national security clients.

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

•
Field Service Operations — Provides worldwide maintenance, modification, repair, and logistics support on aircraft, weapons systems, and related support equipment to the DoD and other U.S. government agencies. Contract Field Teams (“CFT”) is the most significant program in our Field Service Operations SBA. We have provided CFT services for over 58 years. This program deploys highly mobile, quick-response field teams to customer locations to supplement a customer’s workforce.

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
CURRENT OPERATING CONDITIONS AND OUTLOOK
There have been no material changes to the Company’s industry outlook, economic conditions, or internal strategy from those disclosed in the Company’s Form 10-K for the fiscal year ended April 3, 2009.
Notable Events for the nine months ended January 1, 2010
•	The LOGCAP IV task order in southern Afghanistan with an estimated value of approximately $600 million was awarded in July 2009 and ramp-up activities began in September 2009.
•
In September 2009, we were awarded a contract by the U.S. Air Force to provide aircraft maintenance support at Sheppard Air Force Base. The value of the contract is $31.2 million for the base period, and a potential maximum value of $230 million over seven years, if all options are exercised. Operations started ramping up in October 2009.

•
We were awarded a WPPS task order that was originally expected to ramp-up in the second quarter of fiscal year 2010, but due to changes in customer requirements was delayed. Most of the services are now being delivered under the INL Air Wing program, which commenced in the fourth quarter of fiscal year 2010.

•
During the second quarter, we purchased helicopters in support of our new WPPS air services task order. Given the availability of customer assets to support this program, we mutually agreed to a task order modification under which the customer will now supply its own helicopters. As a result, we plan to utilize all but three of the purchased helicopter assets on another program. We have sold one and plan to sell the remaining two helicopters that we do not intend to use in other programs.

•
During the nine months ended January 1, 2010, we continued to encounter cost overruns in our Afghanistan construction projects, within our infrastructure service offering, due to significant challenges including the deteriorating security environment and issues with getting equipment through customs in Afghanistan. The nine months ended January 1, 2010 results included a loss on Afghanistan construction of $10.0 million, including $0.8 million related to the third fiscal quarter. We expect that our firm fixed-price Afghanistan construction contracts will continue to operate at a loss or at margins approaching zero over the contract terms. Accordingly, we do not expect to bid on any similar firm fixed-price contracts without revised terms and conditions.

•
On the GLS program, we completed negotiations with the customer to modify our largest task order to include a ceiling for recoverable cost of $752 million, resulting in a cumulative reduction to revenue of approximately $6.0 million during the nine months ended January 1, 2010. In connection with these negotiations, our customer exercised another option under the task order covering a period from December 2009 to June 2010.

•	We purchased Phoenix Consulting Group, Inc. on October 19, 2009. See Note 15 — Acquisition for additional information concerning this acquisition.
•
We have historically participated in a collaborative arrangement with two other partners on LOGCAP IV. In November 2009, a U.S. grand jury indicted one of our collaborative partners, Agility, on charges of fraud and conspiracy alleging that it overcharged the U.S. Army on $8.5 billion worth of contracts to provide food to soldiers in Iraq, Kuwait and Jordan. Although Agility is associated with our LOGCAP IV collaborative arrangement, these allegations were in no way related to the work performed under LOGCAP IV. Effective December 16, 2009 we removed Agility as a collaborative partner on the LOGCAP IV contract and terminated the work under existing task orders. We have transitioned Agility’s responsibilities on our current task orders with no adverse affect to us.

•
On December 16, 2009, we filed a pre-award protest with the Government Accountability Office (“GAO”) concerning the planned procurement of training and mentoring of police and government personnel in Afghanistan by the DoD through task orders issued by the U.S. Army Space and Missile Defense Command Counter-Narcoterrorism Technology Program Office (“CNTPO”). Under a CNTPO contract vehicle, we would be unable to bid on future CivPol task orders in Afghanistan. As we are the incumbent contractor currently performing the work, we believe it is in the customer’s best interest to allow us to bid on such work. We expect to learn the result of our bid protest in March 2010.

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
The following table sets forth our approximate fiscal year revenue recognized per our contract mix as of the dates indicated:

	Three Months Ended		Nine months Ended
	January 1, 2010	January 2, 2009	January 1, 2010	January 2, 2009

Fixed-Price	26.6%	23.6%	26.4%	27.6%
Time-and-Materials	14.8%	23.1%	17.7%	24.4%
Cost-Reimbursement	58.6%	53.3%	55.9%	48.0%

Total	100%	100%	100%	100%
Over the last year, we have seen an increase in our revenue attributable to cost-reimbursable contracts with corresponding decreases to fixed-price and time-and-materials contracts. This was primarily due to changes from fixed-price to cost-reimbursable task orders on our CivPol program as well as the impact of our largest cost-reimbursable contracts, LOGCAP IV and INSCOM, together making up a greater percentage of our consolidated revenue in fiscal year 2010 compared to fiscal year 2009.
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
The following table sets forth our backlog as of the dates indicated (dollars in millions):

	January 1, 2010	April 3, 2009

Funded Backlog	$1,686	$1,431
Unfunded Backlog	4,451	4,867

Total Backlog	$6,137	$6,298

Total backlog as of January 1, 2010 was $6.1 billion, as compared to $6.3 billion as of April 3, 2009, primarily due to progress on the INSCOM contract partially offset by new task orders under LOGCAP IV and our new award providing aircraft maintenance support at Sheppard Air Force Base. As of January 1, 2010 and April 3, 2009, total backlog related to GLS was $2.5 billion and $3.1 billion, respectively. Additionally, total backlog related to LOGCAP IV was $0.4 billion at January 1, 2010 and included in the table above.

ESTIMATED REMAINING CONTRACT VALUE
Our estimated remaining contract value represents total backlog plus management’s estimate of future revenue under IDIQ contracts for task or delivery orders that have not been awarded. Future revenue represents management’s estimate of revenue that will be recognized from future task or delivery orders through the end of the term of such IDIQ contracts and is based on our experience under such IDIQ contracts and our estimates as to future performance. Although we believe our estimates are reasonable, there can be no assurance that our existing contracts will result in actual revenue in any particular period or at all. Our estimated remaining contract value could vary or even change significantly depending upon various factors including government policies, government budgets and appropriations, the accuracy of our estimates of work to be performed under time-and-material contracts and whether we successfully compete with any multiple bidders in IDIQ contracts. As of January 1, 2010 and April 3, 2009, our estimated remaining contract value was $9.9 billion and $8.4 billion, respectively, due to an increase in our estimated IDIQ contract revenue partially offset by a decline in backlog.
RESULTS OF OPERATIONS
The three months ended January 1, 2010 was a 13-week period from October 3, 2009 to January 1, 2010. The three months ended January 2, 2009 was a 13-week period from October 4, 2008 to January 2, 2009. The nine months ended January 1, 2010 was a 39-week period from April 4, 2009 to January 1, 2010. The nine months ended January 2, 2009 was a 40-week period from March 29, 2008 to January 2, 2009.
Consolidated — Three and Nine months Ended January 1, 2010 Compared to Three and Nine months Ended January 2, 2009.
The following tables set forth, for the periods indicated, our consolidated results of operations, both in dollars and as a percentage of revenue:

	Three Months Ended
(Dollars in thousands)	January 1, 2010		January 2, 2009

Revenue	$914,970	100.0%	$792,327	100.00%
Cost of services	(822,700)	(89.9%)	(704,210)	(88.9%)
Selling, general and administrative expenses	(32,350)	(3.5%)	(26,505)	(3.3%)
Depreciation and amortization expense	(10,530)	(1.2%)	(10,029)	(1.3%)

Operating income	49,390	5.4%	51,583	6.5%
Interest expense	(13,655)	(1.5%)	(15,322)	(2.0%)
Earnings from affiliates	1,278	0.2%	1,319	0.2%
Interest income	67	0.0%	730	0.1%
Other income (loss), net	285	0.0%	(856)	(0.1%)

Income before taxes	37,365	4.1%	37,454	4.7%
Provision for income taxes	(10,493)	(1.2%)	(11,639)	(1.4%)

Net income	26,872	2.9%	25,815	3.3%
Noncontrolling interests	(6,444)	(0.7%)	(6,062)	(0.8%)

Net income attributable to DynCorp International LLC	$20,428	2.2%	$19,753	2.5%

	Nine months Ended
(Dollars in thousands)	January 1, 2010		January 2, 2009

Revenue	$2,521,519	100.0%	$2,288,272	100.0%
Cost of services	(2,249,072)	(89.2%)	(2,039,118)	(89.1%)
Selling, general and administrative expenses	(87,092)	(3.5%)	(80,350)	(3.5%)
Depreciation and amortization expense	(30,913)	(1.2%)	(30,594)	(1.4%)

Operating income	154,442	6.1%	138,210	6.0%
Interest expense	(41,956)	(1.7%)	(44,442)	(1.9%)
Loss on early extinguishment of debt	(146)	(0.0%)	(4,443)	(0.2%)
Earnings from affiliates	3,859	0.2%	3,959	0.2%
Interest income	509	0.0%	1,751	0.1%
Other income, net	44	0.0%	809	0.0%

Income before taxes	116,752	4.6%	95,844	4.2%
Provision for income taxes	(36,421)	(1.4%)	(30,086)	(1.3%)

Net income	80,331	3.2%	65,758	2.9%
Noncontrolling interests	(18,703)	(0.7%)	(15,154)	(0.7%)

Net income attributable to DynCorp International LLC	$61,628	2.4%	$50,604	2.2%

Revenue — Revenue for the three and nine months ended January 1, 2010 increased by $122.6 million, or 15.5%, and $233.2 million, or 10.2%, respectively, as compared with revenue for the three and nine months ended January 2, 2009. From a three month perspective, revenue increased primarily due to the ramp-up of the LOGCAP IV program, partially offset by decreases in our Field Teams and CivPol programs. From a nine month perspective, the increase was primarily driven by the ramp-up of the LOGCAP IV program and the benefit of a full nine months of revenue from the Intelligence and Security Command (“INSCOM”) contract, including award fees, as compared to the INSCOM ramp-up period which occurred during the first quarter of fiscal year 2009. Our acquisition of Phoenix also contributed to our revenue growth for both the three and nine months ended January 1, 2010.
Cost of services — Costs of services are comprised of direct labor, direct material, subcontractor costs, other direct costs and overhead. Other direct costs include travel, supplies and other miscellaneous costs. Costs of services for the three and nine months ended January 1, 2010 increased by $118.5 million, or 16.8%, and $210.0 million, or 10.3%, respectively, as compared with the three and nine months ended January 2, 2009. As a percentage of revenue, costs of services increased to 89.9% and 89.2% for the three and nine months ended January 1, 2010, respectively, as compared with 88.9% and 89.1% for the three and nine months ended January 2, 2009, respectively. This increase was primarily driven by lower margins on our Field Teams and CivPol programs, an increase in revenue from cost-reimbursable type contracts as compared to fixed-priced contracts and the impact of the fee sharing arrangement with our collaborative partners on the LOGCAP IV program. Partially offsetting this cost increase was effective cost management efforts on certain programs in our GPSS segment, higher award fees on the INSCOM contract that had no corresponding costs, and lower losses associated with Afghanistan construction.
Selling, general and administrative expenses (“SG&A”) — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing and business development. SG&A expenses for the three and nine months ended January 1, 2010 increased by $5.8 million, or 22.1%, and $6.7 million, or 8.4%, respectively, as compared to the three and nine months ended January 2, 2009. As a percentage of revenue, SG&A expenses were 3.5% for the three months ended January 1, 2010 as compared to 3.3% for the three months ended January 2, 2009. SG&A expenses for the period were impacted by severance costs incurred during the third quarter of fiscal year 2010, costs associated with our acquisition strategy, and higher business development costs incurred in support of our growth. As a percentage of revenue, SG&A expenses were 3.5% for the nine months ended January 1, 2010 and January 2, 2009, primarily due to factors resulting in higher SG&A expenses above offset by our former CEO’s severance package incurred in the first quarter of fiscal year 2009.
Depreciation and amortization — Depreciation and amortization for the three and nine months ended January 1, 2010 increased by $0.5 million, or 5.0%, and $0.3 million, or 1.0%, respectively, as compared to the three and nine months ended January 2, 2009. This increase was primarily due to incremental depreciation and amortization associated with our technology transformation initiative, which began to ramp-up during the second quarter of fiscal year 2010. This investment to modernize and upgrade our IT systems will enable more efficient and effective utilization of IT applications, provide better redundancy and reliability, integrate systems that were previously disconnected and support future growth. Also impacting the increase was the amortization of the intangible assets we acquired in our purchase of Phoenix.
Interest expense — Interest expense for the three and nine months ended January 1, 2010 decreased by $1.7 million, or 10.9%, and $2.5 million, or 5.6%, respectively, as compared with the three and nine months ended January 2, 2009. The interest expense incurred relates to our credit facility, senior subordinated notes, and amortization of deferred financing fees. The decrease in interest expense was primarily due to a lower principal balance stemming from the excess cash flow principal payment on the credit facility and repurchases of senior subordinated notes that occurred in fiscal year 2010. Also impacting the decrease was one less week of interest expense during the nine months ended January 1, 2010 as compared to the nine months ended January 2, 2009.
Income tax expense — Our effective tax rate decreased to 28% and 31.2% for the three and nine months ended January 1, 2010, respectively, as compared with 31.1% and 31.4% for the three and nine months ended January 2, 2009, respectively. Our effective tax rate was impacted by our reduced full year outlook and the tax treatment of our GLS and DIFZ joint ventures, which are not consolidated for tax purposes but are instead taxed as partnerships under the Internal Revenue Code.

Results by Segment — Three Months Ended January 1, 2010 Compared to Three Months Ended January 2, 2009
The following tables set forth the revenue and operating income for our GSDS, GPSS and GLS operating segments, both in dollars and as a percentage of our consolidated revenue and segment operating margin, for the three months ended January 1, 2010 as compared to the three months ended January 2, 2009.

	For the Three Months Ended
(Dollars in thousands)	January 1, 2010		January 2, 2009
Revenue
Global Stabilization and Development Solutions	$426,587	46.6%	$265,240	33.5%
Global Platform Support Solutions	310,698	34.0%	329,832	41.6%
Global Linguist Solutions	177,457	19.4%	198,951	25.1%
Other/elimination	228	(0.0%)	(1,696)	(0.2%)

Consolidated	$914,970	100.0%	$792,327	100.0%

Operating Income
Global Stabilization and Development Solutions	$13.355	3.1%	$19,003	7.2%
Global Platform Support Solutions	24,104	7.8%	22,618	6.9%
Global Linguist Solutions	11,931	6.7%	9,962	5.0%

Consolidated	$49,390	5.4%	$51,583	6.5%

Global Stabilization and Development Solutions
Revenue — Revenue of $426.6 million for the three months ended January 1, 2010 increased $161.4 million, or 60.8%, as compared with the three months ended January 2, 2009. The increase was primarily the result of the following:
Security & Training: Revenue of $179.2 million increased $3.2 million, or 1.8%, primarily as a result of a scope increase in our WPPS security services task order in Iraq and a new WPPS security services task order in Pakistan. Also contributing to the increase was our new Multinational Security Transition Command-Iraq (“MNSTC-I”) program which launched after January 2, 2009 and scope increases on our CivPol program in Afghanistan. Partially offsetting the revenue generated by these programs was the decline in our revenue earned under CivPol program in Iraq. We expect this downward trend in Iraq to continue into the fourth quarter. In terms of the training mission going forward in Afghanistan, the DoD will oversee the operations and is attempting to transition the contract vehicle for the police training from a DoS contract to a DoD contract, under which we are not a contract party. We have filed a pre-award protest with the GAO concerning the transition and related planned procurement of training and mentoring of police and government personnel in Afghanistan in order to allow us to continue bidding on this work post-transition. While the time table for a potential contract transition is not clear, we believe that our current task order, which has been extended to July 2010, may be extended, pending the outcome of the protest. If our bid protest is granted, we will be able to compete to provide the services under the new contract vehicle; however, if our bid protest is unsuccessful, we will be unable to service the DoD contract in fiscal year 2011, which is likely to adversely affect our operating performance.
Contingency Support and Operations: Revenue of $226.3 million increased $161.1 million or 246.8%, primarily due to increases on our LOGCAP IV program. We expect future growth in this service offering to be primarily driven by the recently awarded Afghanistan South task order on our LOGCAP IV program that carries an annual revenue potential of approximately $600 million. Although we have started work on this program, due to the timing of the award and transition period, we do not expect to achieve, in fiscal year 2010, the full fiscal year revenue implied by the annual revenue potential of this program.
Infrastructure: Revenue of $15.9 million decreased by $8.1 million, or 33.8%, primarily due to the impact of our Afghanistan construction projects. We do not expect to bid on any similar fixed-price contracts in Afghanistan without revised terms and conditions. This may impact future revenue in this segment by limiting the construction opportunities available to us.

Intelligence Training and Solutions: Revenue of $5.2 million for the three months ended January 1, 2010 represents a partial quarter since the acquisition of Phoenix closed on October 19, 2009. We anticipate future increases in revenue as we look to leverage our investment in this new SBA through the pursuit of new contracts.
Operating Income — Operating income of $13.4 million for the three months ended January 1, 2010 decreased $5.6 million as compared with the three months ended January 2, 2009. This decrease was primarily due to a decline in operating income on our CivPol program resulting from scope reductions in Iraq which we expect to continue into the fourth quarter, and the shift from fixed price task orders to cost plus task orders in both Iraq and Afghanistan. Also contributing to the decline was the impact of acquisition related retention bonus, contingent compensation and intangible amortization expenses associated with our acquisition of Phoenix. Partially offsetting the decline was operating income stemming from the continued ramp-up of LOGCAP IV operations. Going forward, we expect LOGCAP IV to become more profitable as a result of the change in our collaborative partners, as discussed in Note 12 of this Quarterly Report.
Global Platform Support Solutions
Revenue — Revenue of $310.7 million for the three months ended January 1, 2010 decreased $19.1 million, or 5.8%, as compared with the three months ended January 2, 2009. The decrease primarily resulted from the following:
Aviation: Revenue of $274.6 million decreased $15.3 million, or 5.3%, for the three months ended January 1, 2010, as compared to the three months ended January 2, 2009. The decrease was primarily driven by declines in our Field Service Operations (“FSO”) programs of $30.9 million. FSO revenue declined due to the completion of several CFT task orders, for which we did not win the re-competes due to additional competitors in this service space bidding what we believe to be at zero margin or negative margin levels. While this current competitive environment has put downward pressure on fiscal year 2010 revenue, we do not believe the current situation is sustainable and will not limit our long-term opportunities under the CFT program. These declines were partially offset by an increase in services on our INL Air Wing program in Afghanistan, the ramp-up of the Sheppard Air Force base program and the WPPS aviation services contract. We also expect continued growth driven by our WPPS task order win to provide aircraft maintenance and air transportation services that is expected to ramp-up during the fourth quarter of fiscal year 2010.
Land Systems: Revenue of $36.1 million decreased $3.8 million, or 9.6%, for the three months ended January 1, 2010, as compared to the three months ended January 2, 2009, primarily due to the wind-down of the Army Prepositioned Stocks (“APS-3”) program which has transitioned to a competitor as well as a reduction in services on the GMC program. Partially offsetting was the impact of MRAP revenue of $26.4 million which was up $3.2 million as compared to the three months ended January 2, 2009 due to an increase in services.
Operating Income — Operating income of $24.1 million for the three months ended January 1, 2010 increased by $1.5 million, or 6.7%, as compared with the three months ended January 2, 2009. This was primarily attributable to better cost management in several key aviation programs such as our LCCS & INL Air Wing programs as well as increased revenue on the high margin MRAP program. Partially offsetting this increase was lower gross profit of $4.6 million on our FSO programs resulting from increased competition and completion of task orders. Although we expect our MRAP program to continue to have strong margins in fiscal year 2011, we expect lower gross profit on our MRAP program starting in fiscal year 2011 reflecting an adjusted rate structure on the next option period.
Global Linguist Solutions
Revenue — Revenue of $177.5 million decreased $21.5 million, or 10.8%, for the three months ended January 1, 2010, as compared to the three months ended January 2, 2009. The decrease is primarily attributable to a reduction in the number of linguists supporting troops in Iraq, a result of the troop draw-down in that country. This decline was offset by improved award fee performance as compared to the comparable period in fiscal year 2009. We expect revenue to decline in the fourth quarter of fiscal year 2010, due to further reductions in linguist counts.
Operating Income — Operating income of $11.9 million increased $2.0 million for the three months ended January 1, 2010, as compared to the three months ended January 2, 2009. This increase was primarily attributable to higher comparative award fees primarily due to performance on the contract, offset by lower overall revenue. Operating income earned by GLS benefits net income attributable to DynCorp International LLC by our 51% ownership of the joint venture.

Results by Segment — Nine months Ended January 1, 2010 as Compared to the Nine months Ended January 2, 2009
The following tables set forth the revenue and operating income for our GSDS, GPSS and GLS operating segments, both in dollars and as a percentage of our consolidated revenue and segment operating margin, for the nine months ended January 1, 2010 as compared to the nine months ended January 2, 2009.

	For the Nine months Ended
(Dollars in thousands)	January 1, 2010		January 2, 2009
Revenue
Global Stabilization and Development Solutions	$1,047,193	41.5%	$798,779	34.9%
Global Platform Support Solutions	898,859	35.6%	974,810	42.6%
Global Linguist Solutions	574,205	22.8%	518,678	22.7%
Other/elimination	1,262	0.1%	(3,995)	(0.2%)

Consolidated	$2,521,519	100.0%	$2,288,272	100.0%

Operating Income
Global Stabilization and Development Solutions	$49,633	4.7%	$43,009	5.4%
Global Platform Support Solutions	69,814	7.8%	66,645	6.8%
Global Linguist Solutions	34,995	6.1%	28,556	5.5%

Consolidated	$154,442	6.1%	$138,210	6.0%

Global Stabilization and Development Solutions
Revenue — Revenue of $1,047.2 million for the nine months ended January 1, 2010 increased $248.4 million, or 31.1%, as compared with the nine months ended January 2, 2009. The increase was primarily the result of the following:
Security & Training: Revenue of $552.8 million increased $21.5 million, or 4.0%, primarily as a result of a scope increase in our WPPS security services task order in Iraq and a new WPPS security services task order in Pakistan. Also contributing to the increase was our new MNSTC-I program which launched after January 2, 2009. Partially offsetting this increase was a decline in our CivPol program as a result of reductions in equipment purchases. In terms of the training mission going forward in Afghanistan, we believe that operational oversight may transition to the DoD to a contract under which we are not a contract party. See our discussion above in the three months ended January 1, 2010 for further details regarding this transition.
Contingency Support and Operations: Revenue of $427.8 million increased $253.3 million or 145.1%, primarily due to increases from the Kuwait task orders and ramp-up of our southern Afghanistan task orders on our LOGCAP IV program. We expect future growth in this service offering to be primarily driven by the recently awarded Afghanistan task order on our LOGCAP IV program that carries an annual revenue potential of approximately $600 million. Although we have started work on this program, due to the timing of the award and transition period, we do not expect to achieve in fiscal year 2010 the full fiscal year revenue implied by the annual revenue potential of this program.
Infrastructure: Revenue of $61.4 million decreased by $31.6 million, or 33.9%, primarily due to the wind-down of a large construction project in Afghanistan combined with the termination of an airport construction contract in Africa, which occurred in the first quarter of fiscal year 2009. These declines were offset in part by increases from two separate Afghanistan construction projects that commenced after the beginning of fiscal year 2009. We do not expect to bid on any similar fixed-price contracts in Afghanistan without revised terms and conditions. This may impact future revenue in this segment by limiting the construction opportunities available to us.
Intelligence Training and Solutions: Revenue of $5.2 million for the three months ended January 1, 2010 represents a partial quarter since the acquisition of Phoenix closed on October 19, 2009. We anticipate future increases in revenue as we look to leverage our investment in this new SBA through the pursuit of new contracts.
Operating Income — Operating income of $49.6 million for the nine months ended January 1, 2010 increased $6.6 million, or 15.4%, as compared with the nine months ended January 2, 2009. Prior period results were negatively affected by large losses on our Afghanistan construction programs. Also contributing to the increase was an expansion in services on both our WPPS programs in Iraq and Pakistan and our MNSTC-I program, and non-recurring revenue of $5.8 million on our WPPS program. Partially offsetting this increase was lower profitability in our CivPol program as a result of the final close out of several firm fixed price task orders in the second quarter of fiscal year 2009.

Global Platform Support Solutions
Revenue — Revenue of $898.9 million for the nine months ended January 1, 2010 decreased $76.0 million, or 7.8%, as compared with the nine months ended January 2, 2009. The decrease primarily resulted from the following:
Aviation: Revenue of $789.5 million decreased $75.0 million, or 8.7%, for the nine months ended January 1, 2010, as compared to the nine months ended January 2, 2009. The decrease was primarily driven by declines in FSO programs of $75.5 million and the International Narcotics and Law Enforcement (“INL”) Air Wing program of $27.4 million. FSO revenue declined due to the completion of several CFT task orders, for which we did not win the re-competes due to additional competitors in this service space. While this is putting downward pressure on fiscal year 2010 revenue, we do not believe this will limit our long-term opportunities under the CFT program. The revenue decline in INL Air Wing revenue was driven by non-recurring equipment sales and construction work in both Camp Alvarado and Camp Valdes in Afghanistan performed in fiscal year 2009. These declines were partially offset by additional services including a new task order as a subcontractor to provide aircraft maintenance to support the Afghanistan air force through our CNTPO program. We also expect continued growth driven by a recent WPPS task order win to provide aircraft maintenance and air transportation services that is expected to ramp-up by the fourth quarter of fiscal year 2010.
Land Systems: Revenue of $109.4 million decreased $1.0 million, or 0.9%, for the nine months ended January 1, 2010, as compared to the nine months ended January 2, 2009, primarily due to scope decreases on our GMC program, the wind-down of the APS-3 program, and non-recurring threat systems management work. Partially offsetting this was increased services associated with the MRAP contract, which generated $76.1 million of revenue for the nine months ended January 1, 2010 as compared to $58.6 for the nine months ended January 2, 2009.
Operating Income — Operating income of $69.8 million for the nine months ended January 1, 2010 increased $3.2 million, or 4.8%, as compared with the nine months ended January 2, 2009. The increase was primarily driven by better cost management in several key aviation programs including our Life Cycle Contractor Support & INL Air Wing programs as well as increased services under our MRAP program. This was partially offset due to lower gross profit on our FSO programs due to the loss of several CFT task orders and lower margins on some existing CFT task orders, which was a result of additional competitors in this service space. Also negatively impacting operating income was adjustments to the estimated contract value on the GMC program. Although we expect our MRAP program to continue to be profitable in fiscal year 2011, we expect lower gross profit on our MRAP program starting in fiscal year 2011, reflecting an adjusted rate structure on the next option period.
Global Linguist Solutions
Revenue of $574.2 million increased $55.5 million, or 10.7%, for the nine months ended January 1, 2010, as compared to the nine months ended January 2, 2009. GLS revenue benefited from higher award fees as a result of improved performance, a higher number of linguists as compared to the first nine months of fiscal year 2009 and a full nine months of performance during the nine months of fiscal year 2010 as compared to fiscal year 2009 in which GLS was transitioning the contract from the prior provider.
Operating income of $35.0 million increased $6.4 million, or 22.5% for the nine months ended January 1, 2010, as compared to the nine months ended January 2, 2009. This increase was primarily due to a full nine months of performance during the first nine months of fiscal year 2010 as compared to fiscal year 2009 in which GLS was transitioning the contract from the prior provider. The increase was also supported by higher award fees earned during the period, partially offset by the impact of the modification on the INSCOM contract. Operating income earned by GLS benefits net income attributable to DynCorp International LLC by our 51% ownership of the joint venture.

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
In the first nine months of fiscal year 2010, we purchased approximately $43.1 million in helicopter assets of which $2.8 million have been sold or impaired and $3.5 million were classified as available for sale and included in inventory. The remainder were classified as fixed assets and included in Property and equipment, net. These helicopter assets were originally purchased in support of a new program in our GPSS operating segment. Given availability of customer assets to support this program, we mutually agreed to a task order modification under which the customer will now supply its own helicopters. As a result, we plan to utilize the purchased helicopter assets on another program.
We expect the following three areas of our business to require significant cash outlays during the remainder of fiscal year 2010: (i) the expansion of the LOGCAP IV contract; (ii) the potential for one or more acquisitions and (iii) noncontrolling interest payments to our joint venture partners. Our win of the LOGCAP IV task order in southern Afghanistan and the potential to win additional sizeable task orders later this fiscal year will produce demands for liquidity to fund growth on this program. We expect cash contributions from our LOGCAP IV collaborative partner and timely cash collections on the project to support the liquidity needed on this program. In December 2009, we removed one of our collaborative partners reducing the potential contributions to fund the program but increasing our share of profits and retention of cash generated on the program.
During the third quarter of fiscal year 2010, we paid approximately $47.1 million from cash on hand to acquire Phoenix and fund related compensation arrangements. Aside from the maximum of $5 million of contingent consideration and compensation which may be payable in fiscal year 2011, we do not foresee the need to make significant capital investments into Phoenix and expect Phoenix to generate positive operating cash flows.
After the close of our fiscal third quarter, we paid approximately $5.9 million on January 22, 2010 from cash on hand to acquire Casals. Through a post-closing net working capital adjustment, we will either pay or receive proceeds based on the final determination of net working capital at closing to the extent that the amount thereof is greater or less than estimated net working capital at closing. We do not expect such adjustment to have a significant impact on our liquidity.
As we continue our acquisition strategy, we may need to borrow to fund larger acquisitions or multiple acquisitions.
Cash Flow Analysis

	Nine months Ended
(Dollars in thousands)	January 1, 2010	January 2, 2009
Net Cash provided by operating activities	$15,579	$70,195
Net Cash used in investing activities	(77,290)	(22,070)
Net Cash (used in) provided by financing activities	(71,429)	17,076
Cash provided by operating activities for the nine months ended January 1, 2010 was $15.6 million, as compared to $70.2 million for the nine months ended January 2, 2009. Cash generated from operations in the nine months ended January 1, 2010 benefited from the combination of our continued profitable revenue growth but declined from the nine months ended January 2, 2009 due to changes in net working capital. The change in net working capital was primarily due to increases in accounts receivable and restricted cash. The increase in accounts receivable was due to an increase in revenue and an increase in Days Sales Outstanding (“DSO”), a key metric utilized by management to monitor collection efforts on accounts receivable, which was 76 days at the end of the third quarter of fiscal year 2010, compared to 69 days at the end of the third quarter of fiscal year 2009, above our expectation of high 60s to low 70s on an ongoing basis. This increase in DSO is from longer review cycles for our DoS invoices as well as contractual payment term changes on the CFT contract. This increase is expected to be temporary and not affect our ability to collect receivables.
Cash used in investing activities was $77.3 million for the nine months ended January 1, 2010 as compared to $22.1 million for the nine months ended January 2, 2009. The cash used by investing activities during the nine months ended January 1, 2010 was primarily due to the acquisition of Phoenix, and the purchase of helicopter assets.

Cash used in financing activities was $71.4 million for the nine months ended January 1, 2010, as compared to cash provided of $17.1 million for the nine months ended January 2, 2009. The cash used by financing activities during the nine months ended January 1, 2010 was primarily due to the excess cash flow principal repayment on our senior secured credit facility, the repurchases of a portion of our senior subordinated notes and payments of noncontrolling interest dividends.
Financing
As of January 1, 2010, no outstanding balance existed on the revolver facility, and $176.6 million was outstanding under the term loan facility. Our available borrowing capacity under the revolving facility totaled $170.6 million at January 1, 2010, which gives effect to $29.4 million of outstanding letters of credit. Borrowings under the revolver facility totaled $51.5 million, during the nine months ended January 1, 2010, as part of our cash management strategy. The weighted-average interest rate for the nine months ended January 1, 2010 for our borrowings under the credit facility was 3.2% excluding the impact of our interest rate swaps.
During April 2007 we entered into interest rate swap agreements to hedge our exposure to interest rate increases related to our credit facility. These agreements are more fully described in Note 7 to our consolidated financial statements included in this Quarterly Report.
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
In the nine months ended January 1, 2010, we repurchased $24.3 million of our senior subordinated notes. As of January 1, 2010, $375.4 million of principal was outstanding under our senior subordinated notes. Our senior subordinated notes mature February 2013. Interest accrues on our senior subordinated notes and is payable semi-annually.
Debt Covenants and Other Matters
Our credit facility and senior subordinated notes contain various financial covenants, including minimum levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum interest and fixed charge coverage ratios, and maximum capital expenditures and total leverage ratio. Non-financial covenants restrict our ability to dispose of assets; incur additional indebtedness; prepay other indebtedness or amend certain debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; issue certain equity instruments; make acquisitions; engage in mergers or consolidations or engage in certain transactions with affiliates; and otherwise restrict certain corporate activities. We were in compliance with the various financial and non-financial covenants set forth in our debt instruments at January 1, 2010.
Our credit facility and senior subordinated notes contain specific covenant requirements which may limit our ability to make acquisitions or require us to obtain debt holder approval to do so. We may also be limited by our debt agreements as to the cumulative size of our acquisitions, the type of businesses we may purchase and the forecasted effects on our overall financial statements.
OFF BALANCE SHEET ARRANGEMENTS
As of January 1, 2010, we did not have any off balance sheet arrangements as defined under SEC rules. We recognize all derivatives as either assets or liabilities at fair value in our consolidated balance sheets. Refer to Note 7 of our consolidated financial statements for additional disclosure on derivatives and Note 11 for additional disclosure on variable interest entities.
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
The combined estimated fair value of all of our reporting units from the weighted total of the market approach and income approach often results in a premium over our market capitalization, commonly referred to as a control premium. The calculated control premium percentage is evaluated and compared to an estimated acceptable midpoint percentage. In the event that the calculated control premium is above this maximum, a portion of the excess control premium is allocated to reduce the fair value of each reporting unit in order to further access whether any reporting units have incurred goodwill impairment. Assessing the acceptable control premium percentage requires judgment and is impacted by external factors such as observed control premiums from comparable transactions derived from the prices paid on recent publically disclosed acquisitions in our industry.
In determining whether an interim triggering event has occurred, management monitors (i) the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test, (ii) significant changes to future expectations (iii) and our market capitalization, which is based on our Parent’s average stock price and average common shares over a recent timeframe. During the nine months ended January 1, 2010, we did not identify any triggering events which would require an update to our annual impairment test.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting that have occurred during the three months ended January 1, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL MATTERS
Information related to various commitments and contingencies is described in Note 8 to the consolidated financial statements.
As previously disclosed, we identified certain payments made on our behalf by two subcontractors to expedite the issuance of a limited number of visas and licenses from a foreign government’s agencies that may raise compliance issues under the U.S. Foreign Corrupt Practices Act. We retained outside counsel to investigate these payments. In November 2009, we voluntarily brought these matters to the attention of the U.S. Department of Justice and the SEC. We are cooperating with the government’s review of these matters. We are also continuing our evaluation of our internal policies and procedures. We cannot predict the ultimate consequences of these matters at this time, nor can we reasonably estimate the potential liability, if any, related to these matters. However, based on the facts currently known, we do not believe that these matters will have a material adverse effect on our business, financial condition, results of operations or cash flow. We have not recorded any reserves with respect to these matters.
ITEM 1A. RISK FACTORS
There have been no material changes in risk factors, except as noted below, from those described in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2009, filed with the SEC on June 11, 2009.
If we fail to integrate the businesses we acquire or successfully manage the acquisition process, our business operations may be disrupted, our Parent’s stockholder value may be diluted, management attention may be diverted and our results of operations may be harmed.
We have recently acquired two complementary businesses. Additonally, our business strategy contemplates pursuing additional strategic acquisitions of complementary businesses and service lines. Acquistion transactions require substantial management resources and may disrupt our business and divert our management from other responsibilities. Acquisitions are accompanied by other risks, including:
•	the difficulty of integrating the operations and personnel of the acquired companies;

•	the inability of our management to maximize our financial and strategic position by the successful incorporation of acquired personnel into our service offerings;

•	we may not realize anticipated synergies or financial growth;

•	we may assume material liabilities that were not identified during due diligence, including potential regulatory penalties resulting from the acquisition target’s previous activities;

•	difficulty maintaining uniform standards, controls, procedures and policies, with respect to accounting matters and otherwise;

•	the potential loss of key employees of acquired companies;

•	the impairment of relationships with employees and customers as a result of changes in management and operational structure; and

•	acquisitions may require us to invest significant amounts of cash resulting in dilution of our Parent’s stockholder value.
Any inability to successfully integrate the operations and personnel associated with an acquired business and/or service line may harm our business and results of operation.
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

DYNCORP INTERNATIONAL LLC
/s/ Michael J. Thorne
Michael J. Thorne
Senior Vice President and Chief Financial Officer Date: February 16, 2010

GLOBAL LINGUIST SOLUTIONS LLC

GLOBAL LINGUIST SOLUTIONS LLC
UNAUDITED STATEMENTS OF OPERATIONS
(Amounts in thousands)

	For the Three Months Ended		For the Nine Months Ended
	January 1, 2010	January 2, 2009	January 1, 2010	January 2, 2009

Revenue	$177,763	$198,951	$574,205	$518,678
Cost of services	(162,927)	(183,194)	(529,329)	(475,119)
Selling, general and administrative expenses	(2,774)	(5,325)	(9,193)	(14,147)

Operating income	12,062	10,432	35,683	29,412
Interest expense, net	(610)	(775)	(1,809)	(2,488)

Net income	$11,452	$9,657	$33,874	$26,924

See notes to financial statements.

GLOBAL LINGUIST SOLUTIONS LLC
UNAUDITED BALANCE SHEETS
(Amounts in thousands)

	As of
	January 1, 2010	April 3, 2009
ASSETS

Current assets:
Cash and cash equivalents	$1,604	$1,877
Accounts receivable, net	131,728	144,315
Prepaid expenses and other current assets	1,589	4,182

Total current assets	134,921	150,374
Other assets, net	94	94

Total assets	$135,015	$150,468

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:

Note payable to DynCorp International LLC, including accrued interest of $269 and $156, respectively	$20,403	$7,063
Accounts payable	72,310	87,342
Accrued payroll and employee costs	24,792	25,796
Accrued insurance	5,828	6,979
Intercompany payables	—	373
Other accrued liabilities	230	209
Customer advances	—	2,221

Total current liabilities	123,563	129,983
Other long-term liabilities	—	7

Total liabilities	123,563	129,990
Members’ equity:
Cumulative earnings before dividend payments to owners	64,873	30,999
Cumulative dividends paid to owners	(53,421)	(10,521)

Members’ equity	11,452	20,478

Total liabilities and members’ equity	$135,015	$150,468

See notes to financial statements.

GLOBAL LINGUIST SOLUTIONS LLC
UNAUDITED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Nine Months Ended
	January 1, 2010	January 2, 2009

Cash flows from operating activities
Net income	$33,874	$26,924
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in assets and liabilities:
Accounts receivable	12,585	(151,588)
Prepaid expenses and other current assets	2,593	(2,056)
Accounts payable	(15,031)	92,731
Accrued payroll and employee costs	(1,004)	20,912
Accrued insurance	(1,151)	4,173
Customer advances	(2,221)	—
Other	(245)	2,317

Net cash provided by (used in) operating activities	29,400	(6,587)

Cash flows from investing activities
Net cash provided by investing activities	—	—

Cash flows from financing activities
Net borrowings from DynCorp International LLC	13,227	11,099
Payments of dividends to McNeil Technologies	(21,021)	—
Payments of dividends to DynCorp International LLC	(21,879)	—

Net cash (used in) provided by financing activities	(29,673)	11,099

Net (decrease) increase in cash and cash equivalents	(273)	4,512
Cash and cash equivalents, beginning of period	1,877	53

Cash and cash equivalents, end of period	$1,604	$4,565

Interest paid	$1,555	$2,185
See notes to financial statements.

GLOBAL LINGUIST SOLUTIONS LLC
UNAUDITED STATEMENT OF MEMBERS’ EQUITY
(Amounts in thousands)

Members’ equity at March 28, 2008	$(6,746)
Net income	26,924

Members’ equity at January 2, 2009	$20,178

Members’ equity at April 3, 2009	$20,478
Net income	33,874
Dividends paid to McNeil	(21,021)
Dividends paid to DI	(21,879)

Members’ equity at January 1, 2010	$11,452

See notes to financial statements.

GLOBAL LINGUIST SOLUTIONS LLC
NOTES TO FINANCIAL STATEMENTS
Note 1 — Basis of Presentation and Accounting Policies
General
Global Linguist Solutions LLC (“the Company” or “GLS” or “Our” or “We”) was incorporated on July 12, 2006 under the laws of the state of Delaware, with corporate headquarters in Falls Church, Virginia and is 51% owned by DynCorp International LLC (“DI”) and 49% owned by McNeil Technologies (“MT”).
These financial statements have been prepared, without audit, pursuant to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. In the opinion of management, all adjustments necessary to fairly present our financial position at January 1, 2010 and April 3, 2009, the results of operations for the three and nine months ended January 1, 2010 and January 2, 2009, and cash flows for the nine months ended January 1, 2010 and January 2, 2009, have been included. The results of operations for the three months and the nine months ended January 1, 2010 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods.
INSCOM Contract
In December 2006, GLS was awarded the Intelligence and Security Command (“INSCOM”) contract by the U.S. Army for the management of linguist and translation services in support of the military mission known as Operation Iraqi Freedom, or “OIF.” GLS began transition work in December 2007 after a series of protests were initiated after the contract was awarded. The final protest was withdrawn in February 2008 and in March 2008 the U.S. Army authorized GLS to continue performance. This five year contract has a maximum value of $4.6 billion and a current awarded value of $1.7 billion as of January 1, 2010. Under the contract, GLS provides rapid recruitment, deployment, and on-site management of interpreters and translators in-theater for a wide range of foreign languages in support of the U.S. Army, unified commands, attached forces, combined forces, and joint elements executing the OIF mission, and other U.S. government agencies supporting the OIF mission. GLS currently and historically has had no other operations outside of performance on the INSCOM contract.
GLS earns revenue on the INSCOM contract based on cost plus 1.5% of allowable costs plus estimated or actual award fee. Allowable costs associated with the contract include both direct costs and indirect costs. Award fees are awarded quarterly for a maximum of 6% of allowable costs and is based on four major components. These components are (i) fill-rate, (ii) quality of personnel, (iii) cost control management and (iv) small business participation. The award fee dollars are based on a graduated schedule of award fee score.
Fiscal Periods
We report our results on a 52/53 week fiscal year with the fiscal year ending on the Friday closest to March 31 of such year (April 2, 2010 for fiscal year 2010 which is a 52 week fiscal year). The three months ended January 1, 2010 was a 13-week period from October 3, 2009 to January 1, 2010. The three months ended January 2, 2009 was a 13-week period from October 4, 2008 to January 2, 2009. The nine months ended January 1, 2010 was a 39-week period from April 4, 2009 to January 1, 2010. The nine months ended January 2, 2009 was a 40-week period from March 29, 2008 to January 2, 2009.
Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, services or products have been provided to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. We apply the guidance in the Accounting Standards Codification (“ASC”) Topic 912-605.
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
Major factors we consider in determining total estimated revenue and cost include the basic contract price, contract options, change orders (modifications of the original contract), back charges and claims, and contract provisions for penalties, award fees and performance incentives. All of these factors and other special contract provisions are evaluated throughout the life of our contracts when estimating total contract revenue under the percentage-of-completion method of accounting.
Award fees are recognized based on the guidance in the ASC Topic 605-35. Award fees are excluded from estimated total contract revenue until a historical basis has been established for their receipt or the award criteria have been met including the completion of the award fee period at which time the award amount is included in the percentage-of-completion estimation.
Operating Segments
GLS operates as a single reporting unit within a single operating segment.
Cash and Cash Equivalents
For purposes of reporting cash and cash equivalents, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management evaluates these estimates and assumptions on an ongoing basis, including but not limited to, those relating to award fees and allowances for doubtful accounts. Actual results could differ from those estimates.
Allowance for Doubtful Accounts
GLS reports receivables at the net realizable value. We establish an allowance for doubtful accounts against specific billed receivables based upon the latest information available to determine whether invoices are ultimately collectible. This evaluation involves subjective judgments and changes in this evaluation may cause an increase to our estimated allowance for doubtful accounts, which could significantly impact our financial statements by incurring bad debt expense. There were no significant receivables determined to be uncollectable as of January 1, 2010 or April 3, 2009. Given that we only serve the U.S. Army, management believes the risk to be low that changes in our allowance for doubtful accounts would have a material impact on our financial results.
Dividends Paid to Owners
On a periodic basis, GLS declares and pays dividends to its owners, DI and MT, based on their respective ownership percentages.
Income Taxes
We have elected to be treated as a partnership for U.S. income tax purposes which provides that, in lieu of corporate income taxes, the members of the LLC separately account for their pro rata share of the Company’s items of income, deductions, losses and credits. Consequently, we are not liable for federal or state income taxes. Accordingly, no provision or liability for income taxes is included.

New Accounting Pronouncements
There were no accounting pronouncements issued or adopted in fiscal year 2010 that had a significant impact on the GLS financial statements.
Note 2—Billed and Unbilled Receivables
Throughout the nine months ended January 1, 2010, there were no significant issues that impacted the ability to collect receivables. The balance of unbilled receivables consists of costs and fees billable upon payments being made to our applicable subcontractors or supporting documentation being made available to our customer. The majority of unbilled receivables are expected to be billed and collected within one year.

(Amounts in thousands)	January 1, 2010	April 3, 2009
Billed	$54,981	$62,515
Unbilled	76,747	81,800

Total	$131,728	$144,315

Note 3 — Related Party Loan
In accordance with the amended operating agreement dated April 20, 2009, DI provides GLS with its working capital requirements. DI loaned GLS $3.0 million on February 15, 2008 to provide funding for GLS start-up operations. Since then, GLS has periodically paid down this loan through cash transfers to DI and DI periodically loans GLS more proceeds through either cash transfers or by paying GLS expenses. The interest rate is based on DynCorp International LLC’s three month LIBOR rate plus a bank spread plus a credit risk spread. The interest rate was 7.5% and 7.7% at January 1, 2010 and April 3, 2009, respectively.

	Outstanding	Outstanding
(amounts in thousands)	Principal	Interest	Total

Balance at April 3, 2009	$6,907	$156	$7,063
Balance at January 1, 2010	$20,134	$269	$20,403
Note 4 — Related Party Agreement
GLS has an agreement with DynCorp International FZ-LLC (“DIFZ”), which is a consolidated subsidiary of DI. DIFZ provides dedicated human resources professionals and payroll processing services for GLS. The costs charged to GLS are consistent with costs charged to other DI consolidated subsidiaries and outstanding payables are typically settled quickly and are immaterial. As of January 1, 2010 and April 3, 2009, the intercompany payable from GLS to DIFZ was approximately zero and $0.4 million. For the three and nine months ended January 1, 2010, GLS incurred $0.1 million and $0.3 million of costs from DIFZ. For the three and nine months ended January 2, 2009, GLS incurred approximately $0.4 million and $1.3 million of costs from DIFZ.
Note 5 — Commitments and Contingencies
Commitments
We have operating leases for the use of real estate and certain property and equipment, which are non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. GLS real estate leases typically run from three to five years with a reduced termination fee in the event that leases are cancelled as a result of the loss of the INSCOM contract. Rental expense was $0.4 million and $0.8 million for the three months ended January 1, 2010 and January 2, 2009, respectively, and $1.2 million and $1.6 million for the nine months ended January 1, 2010 and January 2, 2009, respectively.
Minimum fixed rentals required for the fourth quarter of fiscal year 2010 and the next four years and thereafter under operating leases in effect at January 1, 2010, are as follows (dollars in thousands):

Fiscal Year	Real Estate	Equipment	Total
Fourth quarter of fiscal year 2010	$413	$5	$418
2011	1,442	5	1,447
2012	1,484	—	1,484
2013	1,458	—	1,458
2014	330	—	330
Thereafter	—	—	—

	$5,127	$10	$5,137

We have no significant long-term purchase agreements with service providers.
Contingencies
We are occasionally involved in various lawsuits and claims that arise in the normal course of business. In most cases, we have denied, or believe we have a basis to deny any liability. While it is not possible to predict with certainty the outcome of litigation and other matters discussed below, we believe that liabilities in excess of those recorded, if any, arising from such matters would not have a material adverse effect on our results of operations, financial condition or liquidity over the long term.

U.S. Government Investigations
We are occasionally the subject of investigations by various agencies of the U.S. government. Such investigations, whether related to our U.S. government contract or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. government contracting.
U.S. Government Audits
Our contract is regularly audited by the DCAA and other government agencies. At any given time, our contract or systems are under review by the DCAA and other government agencies. We cannot predict the outcome of such ongoing audits and what, if any, impact such audits may have on our future operating performance.
These agencies review our contract performance, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and our compliance with, our internal control systems and policies, including our labor, billing, accounting, purchasing, property, estimating, compensation and management information systems. An adverse finding under a DCAA audit could result in the disallowance of our costs under our U.S. government contract, termination of our U.S. government contract, forfeiture of profits, suspension of payments, fines and suspension and prohibition from doing business with the U.S. government. Any costs found to be improperly allocated to our contract will not be reimbursed. In addition, government contract payments received by us for allowable direct and indirect costs are subject to adjustment after audit by government auditors and repayment to the government if the payments exceed allowable costs as defined in our government contract.
Note 6 — 401(k) Savings Plans
We provide a participant-directed, defined contribution, 401(k) plan for the benefit of employees meeting certain eligibility requirements through the DynCorp International Savings Plan (the “Plan”). Participation in the Plan is provided to us through our relationship with DI. The Plan is intended to qualify under Section 401(a) of the U.S. Internal Revenue Code (the “Code”), and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under the Plan, participants may contribute from 1% to 50% of their earnings on a pre-tax basis, limited to annual maximums set by the Code. The current maximum contribution per employee is sixteen thousand five hundred dollars per calendar year. Company matching contributions are also made in an amount equal to 100% of the first 2% of employee contributions and 50% of the next 6%, and are invested in various funds at the discretion of the participant. We incurred savings plan expense of approximately $0.8 million for nine months ended January 1, 2010 and January 2, 2009.
MANAGEMENT’S DISCUSSION AND ANALYSIS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements, and the notes thereto.
Company Overview
GLS is a joint venture between DI and MT created to bring extensive experience in the deployment and sustainment of large scale operations and the management of linguist contracts supporting the U.S. government. GLS serves the INSCOM contract which is a series of five one-year contracts that effectively began in March 2008 with a five year maximum value of $4.6 billion and a current awarded value of $1.7 billion as of January 1, 2010. The first option period ran through December 2009. The customer has exercised the second option period with GLS from December 2009 — June 2010.
The INSCOM contract is a cost-reimbursement type contract and provides for payment of allowable incurred costs, to the extent prescribed in the contract, plus 1.5% of allowable costs as a base fee and up to 6% of allowable costs as a performance-based award fee. Award-fees are based on four major components. These components are (i) fill-rate, (ii) quality of personnel, (iii) cost control management and (iv) small business participation.
Under the INSCOM contract, we rely on subcontractors to perform a portion of the services we are obligated to provide to our customer. We often enter into subcontract arrangements in order to meet government requirements that certain categories of services be awarded to small businesses.

During the third quarter of fiscal year 2010, we completed negotiations with the customer to modify our largest task order to include a ceiling for recoverable cost of $752 million. This modification resulted in a cumulative reduction to revenue, as further discussed below, as our estimate of recoverable costs were adjusted downward in accordance with the ceiling. In connection with these negotiations, our customer exercised the next option period from December 2009 to December 2010.
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
Contractual Obligations
The following table represents our contractual commitments associated with our debt and other obligations as of January 1, 2010:

	Fiscal Year					2015 &
	Q4-2010	2011	2012	2013	2014	Thereafter	Total
	(Dollars in thousands)
Contractual obligations:
Related party loan(1)	$20,134	$—	$—	$—	$—	$—	$20,134
Operating leases(2)	418	1,447	1,484	1,458	330		5,137
Interest on indebtedness(3)	269	—	—	—	—	—	269

Total contractual obligations	$20,821	$1,447	$1,484	$1,458	$$330	$—	$25,540

(1)	For additional information about our related party loan, see Note 3 to our consolidated financial statements.

(2)	For additional information about our operating leases, see Note 5 to our consolidated financial statements.

(3)	Represents interest expense on the related party loan, see Note 3 to our consolidated financial statements.
Results of Operations
Revenue
Revenue of $177.8 million decreased $21.2 million, or 10.6%, for the three months ended January 1, 2010, as compared to the three months ended January 2, 2009. The decrease is primarily attributable to a reduction in the number of linguists supporting troops in Iraq, a result of the troop draw-down in that country. This decline was offset by improved award fee performance as compared to the comparable period in fiscal year 2009. We expect revenue to be approximately $160 million in the fourth quarter of fiscal year 2010
Revenue of $574.2 million increased $55.5 million, or 10.7%, for the nine months ended January 1, 2010, as compared to the nine months ended January 2, 2009. GLS revenue benefited from higher award fees as a result of improved performance, a higher number of linguists as compared to the first nine months of fiscal year 2009 and a full nine months of performance during the nine months of fiscal year 2010 as compared to fiscal year 2009 in which GLS was transitioning the contract from the prior provider, offset by the impact of the modification on the INSCOM contract.
Operating Income
Operating income of $12.1 million increased $1.6 million, or 15.6%, for the three months ended January 1, 2010, as compared to the three months ended January 2, 2009. This increase was primarily attributable to higher comparative award fees primarily due to excellent performance ratings on the contract, offset by lower overall revenue.
Operating income of $35.7 million increased $6.3 million, or 21.3% for the nine months ended January 1, 2010, as compared to the nine months ended January 2, 2009. This increase was primarily due to a full nine months of performance as of the third quarter of fiscal year 2010 as compared to fiscal year 2009 in which we had continued transition efforts associated with the start-up of the contract during the first quarter of that fiscal year. The increase was also supported by higher award fees earned during the period, partially offset by the impact of the modification on the INSCOM contract.
Liquidity & Cash Flow
Cash generated by operations and borrowings from DI under our amended operating agreement are our primary sources of short-term liquidity. Based on our current level of operations, we believe our cash flow from operations and our borrowings from DI will be adequate to meet our liquidity needs for the next twelve months.
Cash Flow Analysis

	For the Nine Months Ended
(Amounts in thousands)	January 1, 2010	January 2, 2009
Net cash provided by (used in) operating activities	$29,400	$(6,587)
Net cash used in investing activities	—	—
Net cash provided by (used in) financing activities	$(29,673)	$11,099

Cash flows provided by operating activities were $29.4 million for the nine months ended January 1, 2010 as compared to cash used in operations of $6.6 million for the nine months ended January 2, 2009. Cash generated from operations in the nine months ended January 1, 2010 benefited from the combination of higher net income and improvements in working capital as we reduced our accounts receivable balance through significant cash collections.
Cash flows used in financing activities were $29.7 million in the nine months ended January 1, 2010 as compared to cash provided by financing activities of $11.1 million for the nine months ended January 2, 2009. This change was primarily due to dividends paid to our members in the nine months ended January 1, 2010 and less of a need to borrow from DI as our contract began generating positive operating cash flow