Form 10-K
period 2010-04-02
DynCorp International LLC
filed 2010-06-15
CIK 1333142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 2, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant has one class of member units. As of June 15, 2010, DynCorp International Inc. held 100% of the member units.

DynCorp International LLC meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.

Documents Incorporated by Reference

None.

DYNCORP INTERNATIONAL LLC

Forward-Looking Statements

This Annual Report on Form 10-K contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, written, oral or otherwise made, represent our expectation or belief concerning future events. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties. Statements regarding the amount of our backlog, estimated remaining contract values and estimated total contract values are other examples of forward-looking statements. We caution that these statements are further qualified by important economic, competitive, governmental, international and technological factors that could cause our business, strategy or actual results or events to differ materially, or otherwise, from those in the forward-looking statements. These factors, risks and uncertainties include, among others, the following:

•

the occurrence of any event, change or other circumstances that could give rise to the termination of the Agreement and Plan of Merger, dated as of April 11, 2010 by and among DynCorp International, Inc., Delta Tucker Holdings, Inc. and Delta Tucker Sub, Inc., including a termination under circumstances that could require us to pay a termination fee and/or reimburse expenses (subject to a cap);

•

the failure to obtain the necessary equity and debt financing pursuant to the applicable commitment letters received in connection with the transactions contemplated by the Merger Agreement or the failure of such financing to be sufficient to complete the Merger and the transactions contemplated thereby;

•	the inability to complete the Merger due to the failure to obtain stockholder approval or the failure to satisfy other conditions to complete of the Merger, including required regulatory approvals;

•	the failure of the Merger to close for any other reason;

•

risks that the proposed Merger (including the efforts of the Company and/or its directors, officers and employees to consummate the proposed Merger) disrupts current plans and operations and the potential difficulties in employee retention as a result of the Merger;

•	the outcome of any legal proceedings that have been or may be instituted against the Company and/or others relating to the Merger Agreement;

•	the diversion of our management’s attention from our ongoing business concerns;

•	the effect of the announcement, pendency or anticipated consummation of the Merger on our customer, vendor and other business relationships, operating results and business generally;

•	the amount of the costs, fees, expenses and charges incurred by the Company related to the Merger;

•	the future impact of acquisitions, joint ventures or teaming agreements;

•	our substantial level of indebtedness and changes in availability of or cost of capital;

•	the outcome of any material litigation, government investigation or other regulatory matters;

•	policy and/or spending changes implemented by the Obama administration or Congress;

•	termination or modification of key United States (“U.S.”) government contracts;

•

changes in the demand for services that we provide or work awarded under our contracts, including without limitation, the Civilian Police, International Narcotics and Law Enforcement, Worldwide Personal Protection Services and Logistics Civil Augmentation Program contracts;

•	pursuit of new commercial business in the U.S. and abroad;

•	activities of competitors and the outcome of bid protests;

•	changes in significant operating expenses;

•	general political, economic and business conditions in the U.S.;

•	acts of war or terrorist activities;

•	variations in performance of financial markets;

•	the inherent difficulties of estimating future contract revenue and changes in anticipated revenue from indefinite delivery, indefinite quantity contracts;

•

changes in expected percentages of future revenue represented by fixed-price and time-and-materials contracts, including increased competition with respect to task orders subject to such contracts; and

•	statements covering our business strategy, those described in “Item 1A. Risk Factors” and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission.

Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore there can be no assurance that any forward-looking statement contained herein will prove to be accurate. We assume no obligation to update the forward-looking statements.

Fiscal Year

We report the results of our operations using a 52-53 week basis. Throughout this report, each quarter of the fiscal year contains 13 weeks, except for the infrequent fiscal years with 53 weeks, in which case one quarter will contain 14 weeks. The fiscal years ended April 2, 2010, March 28, 2008, March 30, 2007, and March 31, 2006 were 52-week years whereas the fiscal year ended April 3, 2009 was a 53 week year.

PART I

ITEM 1.	BUSINESS.

Unless the context otherwise indicates, references herein to “we,” “our,” “us,” “the Company” or “DynCorp International” refer to DynCorp International LLC and our consolidated subsidiaries. DynCorp International Inc. is a holding company that owns the equity securities of DynCorp International LLC, organized in the state of Delaware. DynCorp International Inc. (“Our Parent”), incorporated in the state of Delaware, has no operations independent of our Company, DynCorp International LLC. Our principal executive offices are located at 3190 Fairview Park Drive, Suite 700, Falls Church, Virginia 22042, telephone number (571) 722-0210.

Overview

We are a leading provider of specialized, mission-critical professional and support services outsourced by the U.S. military, non-military U.S. governmental agencies and foreign governments. Our specific global expertise is in law enforcement training and support, security services, base and logistics operations, intelligence training, rule of law development, construction management, platform services and operations, and linguist services. We also provide logistics support for all our services. Through our predecessor companies, we have provided essential services to numerous U.S. government departments and agencies since 1951.

Our customers include the U.S. Department of Defense (“DoD”), the U.S. Department of State (“DoS”), the U.S. Agency for International Development (“USAID”), foreign governments, commercial customers and certain other U.S. federal, state and local government departments and agencies. Revenue from the U.S. government accounted for approximately 97%, 96% and 95% of total revenue in fiscal years 2010, 2009, and 2008, respectively. Our contracts’ revenue and percentage of total revenue from the U.S. government fluctuates from year to year. These fluctuations can be due to contract length or contract structure, such as with indefinite delivery, indefinite quantity type contracts (“IDIQ”). The majority of our contracts are awarded for one year base periods with subsequent option years available subject to changing governmental priorities. IDIQ type contracts are often awarded to multiple contractors and provide the opportunity for awarded contractors to bid on task orders issued under the contract.

During fiscal year 2008, we conducted our operations through two reportable segments: Government Services (“GS”) and Maintenance and Technical Support Services (“MTSS”). In fiscal year 2009, we divided our GS operating segment into two new segments, International Security Services (“ISS”) and Logistics and Construction Management (“LCM”). On April 6, 2009, we announced a further reorganization of our business structure to better align with strategic markets and to streamline our infrastructure. Under the new alignment, our three reportable segments were realigned into three new segments, two of which, Global Stabilization and Development Solutions (“GSDS”) and Global Platform Support Solutions (“GPSS”), are wholly-owned, and a third segment, Global Linguist Solutions (“GLS”), which is a 51% owned joint venture. The new structure became effective April 4, 2009, the start of our 2010 fiscal year, and is more fully described in Note 13 to our consolidated financial statements.

In addition to the information presented below, Note 13 to our consolidated financial statements contains additional information about our operating segments and geographic areas in which we have conducted business during fiscal years 2010, 2009, and 2008. We have restated the corresponding items of segment information during fiscal years 2008 and 2009 to conform to our fiscal year 2010 segment presentation.

Recent Developments — Merger Agreement

As discussed in detail in the definitive proxy statement filed by Our Parent with the SEC on May 17, 2010 (the “Definitive Proxy Statement”), on April 11, 2010 Our Parent entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Delta Tucker Holdings, Inc. (“Merger Parent”) and Delta Tucker Sub, Inc. (“Merger Sub”), each of whom is an affiliate of the private investment firm, Cerberus Capital Management, L.P. Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into Our Parent, and as a result Our Parent will continue as the surviving corporation and be a wholly owned subsidiary of Merger Parent (the “Merger”). The Merger Agreement was approved by Our Parent’s Board of Directors (the “Board”). The transaction is expected to close in the third or fourth quarter of calendar year 2010, but could close as early as late June.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Our Parent’s Class A common stock, par value $0.01 per share (the “Class A Common Stock”), other than shares owned by Our Parent, Merger Parent or Merger Sub, or by any stockholders who have perfected and not withdrawn a demand for appraisal rights under Delaware law, will be canceled and will be automatically converted into the right to receive $17.55 in cash (the “Per Share Merger Consideration”), without interest. Additionally, Our Parent’s restricted stock units granted under the

DynCorp International 2007 Omnibus Incentive Plan will vest at the effective time of the Merger and will be converted into the right to receive the Per Share Merger Consideration.

Consummation of the Merger is subject to customary conditions, including without limitation (i) approval by the holders of a majority of the outstanding shares of the Our Parent’s Class A Common Stock entitled to vote on the Merger, (ii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and (iii) the absence of any law, order or injunction prohibiting the Merger. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including without limitation (a) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers) and (b) the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary materiality qualifiers). On May 27, 2010, we received notice from the U.S. Department of Justice that early termination of the waiting period under the HSR Act, as amended, was granted effective immediately. The termination had the effect of ending the HSR Act waiting period relating to the Merger.

Concurrently with the execution and delivery of the Merger Agreement, DIV Holding LLC (“DIV Holding”), the largest stockholder of Our Parent’s Common Stock, and affiliates thereof, entered into a voting agreement (the “Voting Agreement”) with Merger Parent and Merger Sub whereby DIV Holding and its affiliate, committed, among other things, subject to the terms and conditions of the Voting Agreement, to vote 34.9% of the outstanding shares of Our Parent’s Common Stock for the adoption of the Merger Agreement. The Voting Agreement automatically terminates upon the termination of the Merger Agreement.

Merger Parent and Merger Sub have obtained equity and debt financing commitments for the transaction contemplated by the Merger Agreement, the aggregate proceeds of which will be sufficient for Merger Parent to pay the aggregate Per Share Merger Consideration and all related fees and expenses. Cerberus Series Four Holdings, LLC, an investment fund affiliated with Cerberus Capital Management, L.P. (“Cerberus”), has committed to purchase equity interests in Merger Parent amounting to $591.6 million in the aggregate on the terms and subject to the conditions set forth in an equity commitment letter dated April 11, 2010 (the “Equity Commitment Letter”), and have provided Our Parent with a limited guarantee in favor of Our Parent dated April 11, 2010 (the “Limited Guarantee”), guaranteeing, subject to the terms and conditions of the Limited Guarantee, the payment of certain monetary obligations that may be owed by Merger Parent pursuant to the Merger Agreement.

Bank of America Securities LLC, Barclays Bank PLC, Citigroup Global Markets Inc., Deutsche Bank Trust Company Americas, and certain of their respective affiliates (the “Debt Commitment Parties”) have committed to provide up to $715 million in senior secured credit facilities (comprised of a term loan facility of up to $565 million and a revolving credit facility of up to $150 million) and senior unsecured term loans of up to $455 million, on the terms and subject to the conditions set forth in a commitment letter dated April 11, 2010 (the “Debt Commitment Letter”). The obligations of the Debt Commitment Parties to provide debt financing under the Debt Commitment Letter are subject to a number of conditions, which we believe are customary for financings of this type or are otherwise consistent with certain conditions in the Merger Agreement. The final termination date for the Debt Commitment Letter is the same as under the Merger Agreement, except to the extent the Merger Agreement is extended by Merger Parent in accordance with the terms thereof.

The Merger Agreement contains certain termination rights for Our Parent and Merger Parent, including the right of Our Parent to terminate the Merger Agreement to accept a superior proposal. Upon termination of the Merger Agreement under specified circumstances, Our Parent will be required to pay Merger Parent a termination fee of $30 million. Our Parent may also be obligated to reimburse transaction expenses incurred by Merger Parent and Merger Sub up to $12 million upon termination of the Merger Agreement under specified circumstances. Upon termination of the Merger Agreement under specified circumstances, Merger Parent will be required to pay Our Parent a reverse termination fee of $100 million. In addition, under certain circumstances, in the event that a party establishes that the other party has committed a “Willful Breach” (as defined in the Merger Agreement) of the Merger Agreement, then the party that has committed the Willful Breach shall be required to pay the non-breaching party liquidated damages in the amount of $300 million.

The foregoing descriptions of the Merger Agreement, Limited Guarantee and Voting Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Merger Agreement, Limited Guarantee and Voting Agreement, as applicable, a copy of each of which was filed as Exhibit 2.1, Exhibit 10.1 and Exhibit 9.1, as applicable, to Our Parent’s April 12, 2010 Form 8-K and the respective terms of which are incorporated herein by reference.

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

Most of our contracts are to provide services to our customers, resulting in the majority of costs being labor related. For this reason, we flexibly staff for each contract. If we lose a contract, we terminate or reassign the employees associated with the contract, hence cutting direct cost and overhead. The elimination of employees would not generate significant separation costs. Additionally, the indirect costs that are absorbed by any one contract could be absorbed by the remaining contracts without a significant impact to our business or competitiveness. Accordingly, the termination of any distinct contract could be absorbed by us without significant disruption to existing business and pursuit of new business.

Our capital structure also provides us flexibility as our primary capital requirements are working capital related, which are variable with our overall revenue stream. The nature of our contracts does not typically require investments in fixed assets and we do not have significant fixed asset investments or significant agreements tied to a single contract upon which our business materially depends. Additionally, our contract mix gives us a degree of flexibility to utilize assets purchased for certain programs to be deployed on other programs in cases where the scope of our deliverables changes.

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

Any of these three types of contracts discussed above may be executed under an IDIQ contract, which are often awarded to multiple contractors. An IDIQ contract does not represent a firm order for services. Our Civilian Police and Contract Field Teams programs are two examples of IDIQ contracts. In fiscal years 2010, 2009, and 2008, 76%, 73%, and 70% of our revenue, respectively, were attributable to IDIQ contracts. When a customer wishes to order services under an IDIQ contract, the customer issues a task order request for proposal to the contractor awardees. The contract awardees then submit proposals to the customer and task orders are typically awarded under a best-value approach. However, many IDIQ contracts permit the customer to direct work to a particular contractor. In some instances, the contractor may identify specific projects and propose to perform the service for a customer within the scope of the IDIQ contract, although the customer is not obligated to order the services.

Our historical contract mix by type for the last three fiscal years, as a percentage of revenue, is indicated in the table below.

	Fiscal Year
Contract Type	2010	2009	2008
Fixed-Price	26%	27%	37%
Time-and-Materials	16%	24%	33%
Cost-Reimbursement	58%	49%	30%

Totals	100%	100%	100%

The task orders under the Logistics Civil Augmentation Program (“LOGCAP IV”) and Intelligence and Security Command (“INSCOM”) contracts, which are described below under “Strategic Business Areas and Service Offerings — Global Stabilization and Development Solutions (“GSDS”)” and “— Global Linguist Solutions (“GLS”),” are predominantly cost-reimbursement type task orders. We anticipate that revenue from cost-reimbursement type contracts will continue to increase in fiscal year 2011 primarily due to the full year impact of the southern Afghanistan LOGCAP IV task order. Cost-reimbursement type contracts typically carry lower margins than other contract types, but also carry lower risk of loss.

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

Strategic Business Areas and Service Offerings

We group our various programs within each operating segment into service offerings or business areas, terms we use interchangeably, to manage, review and assess our business performance at a program level. A description of our service offerings/business areas by operating segment are as follows:

Global Stabilization and Development Solutions (“GSDS”)

GSDS provides a diverse collection of outsourced services primarily to government agencies worldwide. GSDS includes four service offerings/business areas as described below:

Training & Mentoring — This service offering provides international policing and police training, judicial support, immigration support and base operations. Under this service offering, we also provide senior advisors and mentors to foreign governmental agencies. In addition, we provide security and personal protection for diplomats and senior governmental officials.

Logistics — This service offering supports U.S. military operations and maintenance support, including but not limited to: construction services, facilities management, electrical power, water, sewage and waste management, laundry operations, food services and transportation motor pool operations.

Operations & Development — This service offering provides:

•	peacekeeping logistics support;

•	humanitarian relief;

•	weapons removal and abatement;

•	worldwide contingency planning and other rapid response services;

•	inventory procurement and tracking services;

•	property control;

•	mobile repair services;

•	facility and equipment maintenance and control;

•	custodial and administrative services;

•	civil, electrical, environmental and mechanical engineering; and

•	construction management services.

This service offering also includes new activities as a result of the acquisition of Casals and Associates, Inc. (“Casals”) such as supporting U.S. foreign policy and international development priorities by assisting in the development of stable and democratic governments, implementing anti-corruption initiatives, and aiding the growth of democratic public and civil institutions.

Intelligence Training and Solutions — This service offering provides proprietary training courses, management consulting and augmentation services to the intelligence community and expands our services to the intelligence community and national security clients.

Key GSDS Contracts

Civilian Police (“CivPol”). The CivPol program was awarded to us by the DoS in February 2004. Our CivPol program has an estimated total contract value of $4.0 billion over the six and one-half year term of this program through August 2010.

Through this program, we have deployed civilian police officers from the U.S. to several countries to train and offer logistics support to the local police and assist them with infrastructure reconstruction. Our first significant deployment of civilian police personnel began in the Balkans in 1996, where we helped train local police and provided support during the conflict. Our security trainers and mentors remained in the region through 2004. In addition, we have been awarded multiple task orders under the Civilian Police program, including assignments in Iraq and Afghanistan. Our current task orders are primarily time-and-materials and cost-reimbursement.

Logistics Civil Augmentation Program (“LOGCAP IV”). On April 17, 2008, we were selected as one of three prime contractors to provide logistics support under the LOGCAP IV contract. LOGCAP IV is the Army component of the DoD’s initiative to award contracts to U.S. companies with a broad range of logistics capabilities to support U.S. and allied forces during combat, peacekeeping, humanitarian and training operations. The contract has a term of up to ten years, a ceiling value of $50 billion and an annual ceiling value to us and our subcontractors of $5 billion per year per contractor. Under LOGCAP IV the Army contracts to perform selected services in a theater of operations to augment U.S. Army forces and release military units for other missions or to fill U.S. Army resource shortfalls. Our current task orders are primarily cost-reimbursement.

Worldwide Personal Protection Service (“WPPS”). We provide protective service details to protect U.S. and foreign government senior officials in Iraq and Pakistan. We have provided personal protective services for the DoS since the WPPS program inception in 1996. Our current task orders are primarily time-and-materials and cost-reimbursement.

Africa Peacekeeping (“AFRICAP”). We have assumed increasing responsibilities in Africa through our Africa Peacekeeping contract operations, supporting the DoS in Ethiopia, Liberia, Senegal, Somalia, and Sudan. We believe our experience in logistics and contingency operations is a valuable asset to many efforts such as peacekeeping, humanitarian aid, and national reconstruction. We arrange transportation, manage construction and provide security and equipment training. We also provide advisors and serve as a liaison with the DoS. Our current task orders are fixed-price, time-and-materials, and cost-reimbursement.

War Reserve Materiel. Through our War Reserve Materiel program, we provide management of the U.S. Air Force Southwest Asia War Reserve Materiel Pre-positioning program, which includes operations in Oman, Bahrain, Qatar, Kuwait and two locations in the U.S. (Albany, Georgia and Shaw Air Force base, South Carolina). We store, maintain and deploy assets such as tents, generators, vehicles, kitchens and medical supplies to deployed forces in the global war on terror. During Operation Enduring Freedom and Operation Iraqi Freedom, we sent teams into the field to assist in the setup of tent cities prior to the arrival of the deployed forces. The War Reserve Materiel program continues to partner with the U.S. Central Command Air Force in the development of new and innovative approaches to asset management. Our contract is primarily cost-reimbursement with a smaller portion of fixed-price services.

Global Platform Support Solutions (“GPSS”)

GPSS provides a wide range of technical, engineering, logistics and maintenance support services primarily to government agencies worldwide. Additionally, GPSS provides services including drug eradication and host nation pilot and crew training. GPSS includes four service offerings/business areas as described below:

Aviation Maintenance & Support — This service offering provides worldwide maintenance, modification, repair, and logistics support on aircraft, weapons systems, and related support equipment to the DoD and other U.S. government agencies. Contract Field Teams (“CFT”) is the most significant program in this service offering. We have provided CFT services for over 58 years. This program deploys highly mobile, quick-response field teams to customer locations to supplement a customer’s workforce.

Counter-Drug and Law Enforcement Aviation — This service offering conducts foreign assistance programs to reduce the flow of international narcotics. The assistance helps foreign governments improve their ability to develop and implement national strategies and programs to prevent the production, trafficking, and abuse of illicit drugs. International Narcotics and Law Enforcement Air-Wing (“INL”) supports governments worldwide in their efforts to locate and eradicate drug crops, interdict drug production and trafficking activities, and develop their own institutional counter-narcotics aviation programs. Also, this program provides intra-theater transportation services for a variety of customers throughout Iraq.

Fleet Management — This service offering provides aircraft fleet maintenance and modification services, ground vehicle maintenance and modification services, pilot and maintenance training, logistics support, air traffic control services, base and depot operations, program management and engineering services. Additionally, this service offering provides aerial firefighting services.

Land Systems — This service offering provides maintenance, operations, support, life extension, engineering, marine services and program management services primarily for ground vehicles and docked ships. This includes the services we provide under the Mine Resistant Ambush Protected Vehicles Logistics Support (“MRAP”) contract.

Key GPSS Contracts

INL Air Wing: In May 2005, the DoS awarded us a contract in support of the INL program to aid in the eradication of illegal drug operations. We are the sole awardee of this contract, which has an estimated contract value of $1.6 billion for the first five years of the nine-year term. The contract expires in October 2014. This program has been ongoing since 1991, in cooperation with multiple Latin American countries. A similar program in Afghanistan began in 2006. Also, this program provides intra theater transportation services for a variety of customers throughout Iraq. The majority of our contractual services are cost-reimbursement type services.

Life Cycle Contractor Support: This GPSS program consists of contracts with the U.S. Army and the U.S. Navy. Under the Life Cycle Contractor Support-Army contracts, we provide aircraft maintenance and logistics for C-12/RC-12 and UC-35 aircraft, as well as services for a major avionics suite upgrade of aircraft for Global Air Traffic Management compliance. Under our Life Cycle Contractor Support-Navy contracts, we provide aircraft maintenance and logistics for the U.S. Navy’s UC-35 aircraft. We entered into the Life Cycle Contractor Support-Army and Life Cycle Contractor Support-Navy contracts in August 2000 and the Global Air Traffic Management portion of our Army contract in March 2003. The Life Cycle Contractor Support-Army Contract is up for re-competition in July 2010 whereas the Life Cycle Contractor Support-Navy Contract is up for re-competition in October 2010. The estimated total contract value for these programs is $1.37 billion, of which $1.3 billion relates to the Life Cycle Contractor Support-Army Contract. The majority of our contractual services are fixed-price with a portion of cost-plus services.

Contract Field Teams: We have provided this service for over 58 consecutive years. This program deploys highly mobile, quick-response field teams to customer locations to supplement a customer’s workforce. The services we provide under the CFT program generally include mission support to aircraft and weapons systems and depot-level repair. The principal customer for our CFT program is the DoD. This contract has a $10.1 billion ceiling for multiple awardees over a seven-year term through September 2015. The majority of our current delivery orders are time-and-materials, but we also have cost-reimbursement and fixed-priced services.

Andrews Air Force Base: Under the Andrews Air Force Base contract, we perform aircraft maintenance and base supply functions, including full back shop support, organizational level maintenance, fleet fuel services and supply, launch and recovery and Federal Aviation Administration (“FAA”) repair services. Our principal customer under this contract is the U.S. Air Force. We entered into this contract in January 2001. This contract has a $372 million estimated total contract value. The majority of our contract is fixed-price.

Columbus Air Force Base: We provide aircraft and equipment maintenance functions for T-37, T-38, T-1 and T-6 training aircraft in support of the Columbus AFB Specialized Undergraduate Pilot Training Program in Columbus, Mississippi. Our customer under this program is the U.S. Air Force — Air Education and Training Command and specifically the 14th Flying Training Wing. This contract provides for a firm fixed-price incentive fee with an incentive award fee. Estimated total contract value is $294 million. The performance period started October 2005 and runs through September 2012. We have completed a transition from the old T-37 primary trainer to the new T-6 turbo prop. Additionally, this 14th Flying Training Wing has one additional squadron of T-38s dedicated to fighter lead-in-training.

Sheppard Air Force Base: Under the Sheppard Air Force Base Program, we provide aircraft maintenance services for the 80th Flying Training Wing based at Sheppard Air Force Base in Wichita Falls, Texas. This contract has an initial base period of eleven months, and six option years. The mission of the Air Education and Training Command’s 80th Flying Training Wing is to provide undergraduate pilot training for the U.S. and North Atlantic Treaty Organization (“NATO”) allies in the Euro NATO Joint Jet Pilot Training program. Graduates of this prestigious program are assigned to fighter pilot positions in their respective air forces. The majority of our contract is fixed-price.

Mine Resistant Ambush Protected Vehicle (“MRAP”): Under the Mine Resistant Ambush Protected Vehicle program, we provide MRAP Vehicle on-site liaison and advisory services to the military users with direct assistance in maintenance or repair operations. The MRAP vehicles are required to increase survivability and mobility of troops operating in a hazardous fire area against known threats such as small arms fire, rocket propelled grenades, and improvised explosive devices. The majority of our contract is fixed-price.

California Department of Forestry: We have been helping to fight fires in California since December 2001. We maintain aircraft, providing nearly all types and levels of maintenance — scheduled, annual, emergency repairs, and even structural depot level repair. McClellan Field in Sacramento is home base for our program mechanics, data entry staff, and quality control inspectors. In addition, we provide pilots who operate the fixed wing aircraft.

C-21 Contractor Logistics Support: Under the C-21A CLS Program, we perform organizational, intermediate and depot level maintenance, together with supply chain management for C-21A (Lear 35A) aircraft operated by the U.S. Air Force at seven main operating bases and one deployed location. The contract has time-and-materials and fixed-priced portions.

Global Linguist Solutions (“GLS”)

GLS is a joint venture between DynCorp International and McNeil Technologies, in which we have a 51% ownership interest. GLS currently and historically has had no other operations outside of performance on the INSCOM contract. The majority of our current INSCOM task orders are cost-reimbursement with an award fee. Our GLS operating segment is comprised of a single linguist service offering/business area, Linguistics & Translation.

Linguistics & Translation: This service offering provides rapid recruitment, deployment and on-site management of interpreters and translators in-theatre for a wide range of foreign languages in support of the U.S. Army, unified commands attached forces, combined forces, and joint elements executing the Operation Iraqi Freedom (“OIF”) mission, and other U.S. government agencies supporting the OIF mission.

Estimated Total Contract Value

The estimated total contract value represents amounts expected to be realized from the current award date to the current contract end date (i.e., revenue recognized to date plus backlog). For the reasons stated under “Item 1.A. Risk Factors,” the estimated contract value or ceiling value specified under a government contract or task order is not necessarily indicative of the revenue that we will realize under that contract.

The following table sets forth certain information for our principal contracts, including estimated total contract values of the current contracts as of April 2, 2010:

Contract	Segment	Principal Customer	Initial/Current Award Date	Current Contract End Date	Estimated Total Contract Value (1)
Civilian Police Program	GSDS	DoS	Feb 1994/Feb-04	Aug-10	$4.02 billion	(2)
INSCOM	GLS	U.S. Army	Dec-06	Apr-13	$3.78 billion	(2)(3)
INL Air Wing	GPSS	DoS	Jan-91/May-05	Oct-14	$1.59 billion	(2)(4)
Life Cycle Contractor Support	GPSS	U.S. Army and U.S. Navy	Aug-00	Jul-10	$1.37 billion
LOGCAP IV	GSDS	U.S. Army	Apr-08	Apr-18	$872 million	(2)(5)
WPPS	GSDS	DoS	Mar-00/June-05	Sep-14	$453 million	(2)(6)
Contract Field Teams	GPSS	DoD	Oct 1951/Jul-08	Sep-15	$438 million	(2)
AFRICAP	GSDS	DoS	May-03/Sept-09	Sep-14	$395 million	(2)(7)
War Reserve Materiel	GSDS	U.S. Air Force	May-00/May-08	Sep-16	$382 million
Andrews Air Force Base	GPSS	U.S. Air Force	Jan-01	Mar-11	$372 million
Columbus Air Force Base	GPSS	U.S. Air Force	Oct 1998/Oct-05	Sep-12	$294 million
Sheppard Air Force Base	GPSS	U.S. Air Force	Oct-09	Oct-16	$256 million
MRAP	GPSS	DoD	Sep-07	Jan-12	$246 million
California Department of Forestry	GPSS	State of California	Dec-01/Jul-08	Dec-14	$237 million
C-21 Contractor Logistics Support	GPSS	U.S. Air Force	Sep-06	Sep-11	$213 million

(1)	Estimated total contract value has the meaning indicated in “— Estimated Total Contract Value” and is not necessarily representative of the amount of work we will actually be awarded under the contract.
(2)	This contract is an IDIQ contract. For more information about IDIQ contracts see “— Contract Types”. Also, for a discussion of how we define estimated remaining contract value for IDIQ contracts, see “— Estimated Remaining Contract Value”.
(3)	Awarded to GLS, a joint venture of DynCorp International (51% majority interest) and McNeil Technologies.
(4)	We are the sole awardee of this contract, which has an estimated value of $1.59 billion for the first five years of this nine-year contract through October 2014.

(5)	LOGCAP IV has a $5 billion ceiling per year over 10 years.
(6)	Although the base WPPS contract expires June 2010; we have a task order out through September 2014 if all options are exercised.
(7)	AFRICAP was awarded September 2009; the predecessor contract called Africa Peacekeeping had a total contract value of $395 million.

Competition

We compete with various entities across geographic and business lines based on a number of factors, including services offered, experience, price, geographic reach and mobility. Most activities in which we engage are highly competitive and require that we have highly skilled and experienced technical personnel to compete. Some of our competitors may possess greater financial and other resources or may be better positioned to compete for certain contract opportunities. We believe that our principal competitors include Civilian Police International, Science Applications International Corporation, ITT Corporation, KBR, Inc., IAP Worldwide Services, Inc., Xe Inc., Triple Canopy Inc., Fluor Corporation, Lockheed Martin Corporation, United Technologies Corporation, L-3 Holdings, Aerospace Industrial Development Corporation, Al Salam Aircraft Company Ltd., Mission Essential Personnel, Northrop Grumman, Computer Sciences Corporation, Lear Siegler, and Serco Group Plc. We believe that the primary competitive factors for our services include reputation, technical skills, past contract performance, experience in the industry, cost competitiveness and customer relationships.

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

The following table sets forth our approximate backlog as of the dates indicated:

	April 2, 2010	April 3, 2009	March 28, 2008
	(Amounts in millions)

GSDS:
Funded backlog	$978	$590	$448
Unfunded backlog	510	1,124	442

Total GSDS backlog	$1,488	$1,714	$890

GPSS:
Funded backlog	$661	$797	$699
Unfunded backlog	1,090	720	854

Total GPSS backlog	$1,751	$1,517	$1,553

GLS:
Funded backlog	$30	$44	$17
Unfunded backlog	2,303	3,023	3,501

Total GLS backlog	$2,333	$3,067	$3,518

CONSOLIDATED:
Funded backlog	$1,669	$1,431	$1,164
Unfunded backlog	3,903	4,867	4,797

Total consolidated backlog	$5,572	$6,298	$5,961

Estimated Remaining Contract Value

Our estimated remaining contract value represents total backlog plus management’s estimate of future revenue under IDIQ contracts for task or delivery orders that have not been awarded. When agreements for such task orders or projects are signed, their value is added to the backlog. Future revenue represents management’s estimate of unawarded and unfunded options that will be recognized from the end of current task orders until the end of the IDIQ contract term. It is based on our experience and performance under our existing contracts and management’s judgments and estimates with respect to future task or delivery order awards. Although we believe our estimates are reasonable, there can be no assurance that our existing contracts will result in actual revenue in any particular period or at all. Our estimated remaining contract value could vary or even change significantly depending upon various factors including government policies, government budgets and appropriations, the accuracy of our estimates of work to be performed under time-and-material contracts and whether we successfully compete with any multiple bidders in IDIQ contracts.

The following table sets forth our estimated remaining contract value as of the dates indicated (dollars in millions):

	April 2, 2010	April 3, 2009	March 28, 2008
	(Amounts in millions)
GSDS estimated remaining contract value	$5,994	$2,268	$1,350
GPSS estimated remaining contract value	3,907	3,081	2,616
GLS estimated remaining contract value	2,333	3,066	3,517

Total Estimated Remaining Contract Value	$12,234	$8,415	$7,483

Regulatory Matters

Contracts with the U.S. government are subject to a multitude of regulatory requirements, including but not limited to the Federal Acquisition Regulation, which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government. Under U.S. government regulations, certain costs, including certain financing costs, portions of research and development costs, lobbying expenses, certain types of legal expenses and certain marketing expenses related to the preparation of bids and proposals, are not allowed for pricing purposes and calculation of contract reimbursement rates under cost-reimbursement contracts. The U.S. government also regulates the methods by which allowable costs may be allocated under U.S. government contracts.

Our international operations and investments are subject to U.S. government laws, regulations and policies, including the International Traffic in Arms Regulations, Export Administration Act, the Foreign Corrupt Practices Act and other export laws and regulations. We must also comply with foreign government laws, regulations and procurement policies and practices, which may differ from U.S. government regulation, including import-export control, investments, exchange controls, repatriation of earnings and requirements to expend a portion of program funds in-country. In addition, embargoes, international hostilities and changes in currency values can also impact our international operations.

Our government contracts are subject to audits at various points in the contracting process. Pre-award audits are performed at the time a proposal is submitted to the U.S. government for cost-reimbursement contracts. The purpose of a pre-award audit is to determine the basis of the bid and provide the information required for the U.S. government to negotiate the contract effectively. In addition, the U.S. government may perform a pre-award audit to determine our capability to perform under a contract. During the performance of a contract, the U.S. government may have the right to examine our costs incurred on the contract, including any labor charges, material purchases and overhead charges. Upon a contract’s completion, the U.S. government typically performs an incurred cost audit of all aspects of contract performance for cost-reimbursement contracts to ensure that we have performed the contract in a manner consistent with our proposal. The government also may perform a post-award audit for proposals that are subject to the Truth in Negotiations Act, which are proposals in excess of $650,000, to determine if the cost proposed and negotiated was accurate, current and complete as of the time of negotiations.

The Defense Contract Audit Agency (“DCAA”) performs audits on behalf of the U.S. government. The DCAA also reviews the adequacy of, and our compliance with, our internal control systems and policies, including our labor, billing, accounting, purchasing, property, estimating, budgeting & planning, indirect vs. direct costs, and compensation and management information systems. The DCAA has the right to perform audits on our incurred costs on all flexibly priced contracts on an annual basis. We have DCAA auditors on-site to monitor our billing and back-office operations. An adverse finding under a DCAA audit could result in the disallowance of our costs under a U.S. government contract, termination of U.S. government contracts, forfeiture of profits, suspension of payments, fines and suspension and prohibition from doing business with the U.S. government. In the event that an audit by the DCAA recommends disallowance of our costs under a contract, we have the right to appeal the findings of the audit under applicable dispute resolution provisions. Approval of submitted yearly contract incurred costs can take from one to three years from the date of submission of the contract costs. All of our contract incurred indirect costs for U.S. government contracts completed through fiscal year 2004 have been audited by the DCAA and approved by the Defense Contract Management Agency. The audits for such costs during subsequent periods are continuing. See “Item 1.A. Risk Factors — A negative audit or other actions by the U.S. government could adversely affect our operating performance”.

At any given time, many of our contracts are under review by the DCAA and other government agencies. We cannot predict the outcome of such ongoing audits and what, if any, impact such audits may have on our future operating performance.

Over the last few years, U.S. government contractors, including our Company, have seen a trend of increased scrutiny by the DCAA and other U.S. government agencies. If any of our internal control systems or policies are found non-compliant or inadequate, payments may be suspended under our contracts or we may be subjected to increased government scrutiny and approval that could delay or adversely affect our ability to invoice and receive timely payment on our contracts, perform contracts or compete for contracts with the U.S. government. These adverse outcomes could also occur if the DCAA cannot timely complete periodic reviews of our control systems which could then render the status of these systems as “not reviewed”.

Sales and Marketing

We primarily market our services to U.S. and foreign governments, including their military branches. We also market our services to other prime contractors who have contracts with the U.S. and foreign governments in certain instances where our competencies help to deliver effective solutions. We position our sales and marketing personnel to cover key accounts such as the DoS and the DoD, as well as market segments which hold the most promise for aggressive growth.

We participate in national and international tradeshows, particularly as they apply to aviation services, logistics, contingency support, and defense. We are also an active member in several organizations related to services contracting, such as the Professional Services Council.

We leverage our experience and capability in providing value added and complementary services to companies that require support in remote and hazardous regions of the globe.

Our sales and marketing personnel help to establish a presence in select market segments that hold the most promise for aggressive growth, whether it is GPSS, GSDS or GLS. These activities support our objective to be the leading global government services provider in support of U.S. national security and foreign policy objectives.

Intellectual Property

We hold an exclusive, perpetual, irrevocable, worldwide, royalty-free and fully paid license to use the “Dyn International” and “DynCorp International” names in connection with aviation services, security services, technical services and marine services. We also own various licenses for names associated with Phoenix Consulting Group, Inc. (“Phoenix”) and Casals and Associates, Inc. (“Casals”). Additionally, we own various registered domain names, trademarks and copyrights. We currently have two patent applications pending approval. Because most of our business involves providing services to government entities, our operations generally are not substantially dependent upon obtaining and/or maintaining copyright or trademark protections, although our operations make use of such protections and benefit from them.

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

Employees

As of April 2, 2010, we had approximately 22,300 employees from our consolidated entities in 38 countries, of which approximately 3,000 are represented by labor unions. We consider our relationships with our employees inclusive of our union employees to be generally good.

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

The public may read and copy any materials we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, N.E., Washington, D.C. 20549. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file or furnish such information electronically with the SEC which may be obtained at www.sec.gov. Our SEC filings are accessible through the Internet at that website. A copy of these filings may also be obtained by going to our Internet website at www.dyn-intl.com and selecting “Investor Relations” and selecting “Financial Information.” Copies may also be obtained by providing a written request for such copies or additional information regarding our operating or financial performance to Corporate Secretary, DynCorp International, 3190 Fairview Park Drive, Suite 700, Falls Church, VA 22042. Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report or other documents we file with, or furnish to, the SEC.

ITEM 1A.	RISK FACTORS.

The risks described below should be carefully considered, together with all of the other information contained in this Form 10-K. Any of the following risks could materially and adversely affect our financial condition or results of operations.

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

We derive substantially all of our revenue from contracts and subcontracts with the U.S. government and its agencies, primarily the DoD and the DoS. The remainder of our revenue is derived from commercial contracts and contracts with foreign governments. We expect that U.S. government contracts, particularly with the DoD and the DoS, will continue to be our primary source of revenue for the foreseeable future. The continuation and renewal of our existing government contracts and new government contracts are, among other things, contingent upon the availability of adequate funding for various U.S. government agencies, including the DoD and the DoS. Changes in U.S. government spending could directly affect our operating performance and lead to an unexpected loss of revenue. The loss or significant reduction in government funding of a large program in which we participate could also result in a material decrease to our future sales, earnings and cash flows. U.S. government contracts are also conditioned upon the continuing approval by Congress of the amount of necessary spending. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years. Among the factors that could impact U.S. government spending and reduce our federal government contracting business include:

•	policy and/or spending changes implemented by the Obama administration;

•	a significant decline in, or reapportioning of, spending by the U.S. government, in general, or by the DoD or the DoS, in particular;

•	changes, delays or cancellations of U.S. government programs, requirements or policies;

•	the adoption of new laws or regulations that affect companies that provide services to the U.S. government;

•	U.S. government shutdowns or other delays in the government appropriations process;

•	curtailment of the U.S. government’s outsourcing of services to private contractors including the expansion of insourcing;

•	changes in the political climate, including with regard to the funding or operation of the services we provide; and

•	general economic conditions, including a slowdown in the economy or unstable economic conditions in the United States or in the countries in which we operate.

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

If the U.S. government terminates and/or materially modifies any of our contracts or if option periods are not exercised, our failure to replace revenue generated from such contracts would result in lower revenue and would likely adversely affect our earnings, which could have a material effect on our financial condition and results of operations.

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

•

we may encounter expense and delay if our competitors protest or challenge awards of contracts, and any such protest or challenge could result in a requirement to resubmit bids on modified specifications or in the termination, reduction or modification of the awarded contract. Additionally, the protest of contracts awarded to us may result in the delay of program performance and the generation of revenue while the protest is pending.

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

Because of the nature of our business, it is not unusual for us to lose contracts to competitors or to gain contracts once held by competitors during re-compete periods.

Additionally, some contracts simply end as projects are completed or funding is terminated. We have included our most significant contracts by reportable segment in our contract tables in “Item 1. Business”. Contract end dates are included within the tables to better inform investors regarding the potential impact for our most significant contracts for this risk.

Current or worsening economic conditions could impact our business.

Our business may be adversely affected by factors in the U.S. and other countries that are beyond our control, such as disruptions in financial markets or downturns in economic activity in specific countries or regions, or in the various industries in which we operate, adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations in the jurisdictions in which we operate. If for any reason we lose access to our currently available lines of credit, or if we are required to raise additional capital, we may be unable to do so in the current credit and stock market environment, or we may be able to do so only on unfavorable terms. Adverse changes to financial conditions could jeopardize certain counterparty obligations, including those of our insurers and financial institutions.

In particular, if the Federal government, due to budgetary considerations, accelerates the expected reduction in combat troops from Iraq, fails to sustain the troop increases in Afghanistan, reduces the DoD Operations and Maintenance budget or reduces funding for DoS initiatives in which we participate, our business, financial condition and results of operations could be adversely affected.

Furthermore, although we believe that our current sources of liquidity will enable us to continue to perform under our existing contracts and further grow our business, we cannot assure you that will be the case. A longer term credit crisis could adversely affect our ability to obtain additional liquidity or refinance existing indebtedness on acceptable terms or at all, which could adversely affect our business, financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional discussion regarding liquidity.

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

Furthermore, any accident or incident for which we are liable, even if fully insured, may result in negative publicity which could adversely affect our reputation among our customers, including our government customers, and the public, which could result in the loss of existing and future contracts or make it more difficult to compete effectively for future contracts. This could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

Political destabilization or insurgency in the regions in which we operate may have a material adverse effect on our operating performance.

Certain regions in which we operate are highly unstable. Insurgent activities in the areas in which we operate may cause further destabilization in these regions. There can be no assurance that the regions in which we operate will continue to be stable enough to allow us to operate profitably or at all. During fiscal years 2010, 2009 and 2008, revenue generated from our operations in the Middle East contributed 73%, 64%, and 52% of our revenue, respectively. Insurgents in Iraq and Afghanistan have targeted installations where we have personnel, and these insurgents have contributed to instability in these countries. This could impair our ability to attract and deploy personnel to perform services in either or both locations. In addition, we have been required to increase compensation to our personnel as an incentive to deploy them to these regions. To date, we have been able to recover this added cost under the contracts, but there is no guarantee that future increases, if required, will be able to be transferred to our customers through our contracts. To the extent that we are unable to transfer such increased compensation costs to our customers, our operating margins would be adversely impacted, which could adversely affect our operating performance. In addition, increased insurgent activities or destabilization, including civil unrest or a civil war in Iraq or Afghanistan, may lead to a determination by the U.S. government to halt our operations in a particular location, country or region and to perform the services using military personnel. Furthermore, in extreme circumstances, the U.S. government may decide to terminate all U.S. government activities, including our operations under U.S. government contracts in a particular location, country or region and to withdraw all military personnel. The Obama administration has made policy changes with respect to U.S. government activities in Iraq or Afghanistan. Congressional pressure to reduce, if not eliminate, the number of U.S. troops in Iraq or Afghanistan may also lead to U.S. government procurement actions that reduce or terminate the services and support we provide in that theater of conflict. Any of the foregoing could adversely affect our operating performance and may result in additional costs and expenses and loss of revenue.

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

Many of our government contracts are IDIQ contracts, which are often awarded to multiple contractors. The award of an IDIQ contract does not represent a firm order for services. Generally, under an IDIQ contract, the government is not obligated to order a minimum of services or supplies from its contractor, irrespective of the total estimated contract value. Furthermore, under an IDIQ contract, the customer develops requirements for task orders that are competitively bid against all of the contract awardees, usually under a best-value approach. However, many contracts also permit the government customer to direct work to a specific contractor. Our Civilian Police, Contract Field Team and LOGCAP IV programs are three of our contracts performed under IDIQ contracts. We may not win new task orders under these contracts for various reasons, such as failing to rapidly deploy personnel or high prices, which would have an adverse effect on our operating performance and may result in additional expenses and loss of revenue. There can be no assurance that our existing IDIQ contracts will result in actual revenue during any particular period or at all. In fiscal years 2010, 2009 and 2008, 76%, 73% and 70% of our revenue, respectively, was attributable to IDIQ contracts.

Our cost of performing under time-and-materials and fixed-price contracts may exceed our revenue, which would result in a recorded loss on the contracts.

Our government contract services have three distinct pricing structures: cost-reimbursement, time-and-materials and fixed-price. With cost-reimbursement contracts, so long as actual costs incurred are within the contract funding and allowable under the terms of the contract, we are entitled to reimbursement of the costs plus a stipulated fixed-fee and, in some cases, an incentive-based award fee. We assume additional financial risk on time-and-materials and fixed-price contracts, however, because we assume the risk of performing those contracts at the stipulated prices or negotiated hourly/daily rates. If we do not accurately estimate ultimate costs and control costs during performance of the work, we could lose money on a particular contract or have lower than anticipated margins. Also, we assume the risk of damage or loss to government property, and we are responsible for third-party claims under fixed-price contracts. The failure to meet contractually defined performance standards may result in a loss of a particular contract or lower-than-anticipated margins. This could adversely affect our operating performance and may result in additional costs and expenses and possible loss of revenue.

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

As a U.S. government contractor, we must comply with laws and regulations relating to U.S. government contracts that do not apply to a commercial company. From time to time we are investigated by government agencies with respect to our compliance with these laws and regulations. If we are found to be in violation of the law, we may be subject to civil or criminal penalties or administrative sanctions, including contract termination, the assessment of penalties and suspension or prohibition from doing business with U.S. government agencies. For example, many of the contracts we perform in the U.S. are subject to the Service Contract Act, which requires hourly employees to be paid certain specified wages and benefits. If the U.S. Department of Labor determines that we violated the Service Contract Act or its implementing regulations, we could be suspended from being awarded new government contracts or renewals of existing contracts for a period of time, which could adversely affect our future operating performance. We are subject to a greater risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities than companies with solely commercial customers. In addition, if an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government.

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

U.S. government contractors like us that provide support services in theaters of conflict such as Iraq and Afghanistan have come under increased scrutiny by agency inspector generals, government auditors and congressional committees. Investigations pursued by any or all of these groups may result in adverse publicity for us and consequent reputational harm, regardless of the underlying merit of the allegations being investigated. As a matter of general policy, we have cooperated and expect to continue to cooperate with government inquiries of this nature.

The expiration of our collective bargaining agreements could result in increased operating costs or work disruptions, which could potentially affect our operating performance.

As of April 2, 2010, we had approximately 22,300 employees located in 38 countries around the world. Of these employees, approximately 3,000 are represented by labor unions. As of April 2, 2010, we had approximately 76 collective bargaining agreements with these unions. The length of these agreements varies, with the longest expiring in September 2012. There can be no assurance that we will not experience labor disruptions associated with the expiration or renegotiation of collective bargaining agreements or otherwise. We could experience a significant disruption of operations and increased operating costs as a result of higher wages or benefits paid to union members, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

Proceedings against us in domestic and foreign courts could result in legal costs and adverse monetary judgments, adversely affecting our operating performance and causing harm to our reputation.

We are involved in various claims and lawsuits from time to time. For example, we are a defendant in two consolidated lawsuits seeking unspecified damages brought by citizens and certain provinces of Ecuador. The basis for the actions, both pending in the U.S. District Court for the District of Columbia, arises from our performance of a DoS contract for the eradication of narcotic plant crops in Colombia. The lawsuits allege personal injury, property damage and wrongful death as a consequence of the spraying of narcotic crops along the Colombian border adjacent to Ecuador. In the event that a court decides against us in these lawsuits, and we are unable to obtain indemnification from the government, Computer Sciences Corporation in one of the cases, or contributions from the other defendants, we may incur substantial costs, which could have a material adverse effect on our results. An adverse ruling in these cases could also adversely affect our reputation and have a material adverse effect on our ability to win future government contracts.

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

We may be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for treble damages. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation. Any interruption or termination of our government contractor status could significantly reduce our future revenue and profits.

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

We compete with various entities across geographic and business lines. Competitors of our GSDS operating segment are typically various solution providers that compete in any one of the service areas provided by those business units. Competitors of our GPSS operating segment are typically large defense services contractors that offer services associated with maintenance, training and other activities. Competitors of our GLS operating segment are typically contractors that provide services in Iraq and Afghanistan or companies that provide language interpretation and translation services both domestically and internationally.

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

Some of our competitors may have greater resources or are otherwise better positioned to compete for contract opportunities. For example, original equipment manufacturers that also provide aftermarket support services have a distinct advantage in obtaining service contracts for aircraft they have manufactured, as they frequently have better access to replacement and service parts, as well as an existing technical understanding of the platform they have manufactured. In addition, we are at a disadvantage when bidding for contracts up for re-competition for which we are not the incumbent provider, because incumbent providers are frequently able to capitalize on customer relationships, technical knowledge and pricing experience gained from their prior service.

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

The loss of services of any of the members of our senior management could adversely affect our business until a suitable replacement can be found. There may be a limited number of personnel with the requisite skills to serve in these positions, and we may be unable to locate and employ such qualified personnel on acceptable terms.

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

As of April 2, 2010, we had $552.9 million of total indebtedness excluding $170.0 million of additional borrowing capacity under our senior secured credit facility (which gives effect to $30.0 million of outstanding letters of credit). Based on our indebtedness and other obligations as of April 2, 2010, without considering any refinancing (or new financing) in connection with the Merger, we estimate our remaining contractual commitments, including interest associated with our indebtedness and other obligations, will be $800.4 million in the aggregate for the remaining period from April 2, 2010 through fiscal the end of year 2015 and thereafter (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Commitments). Such indebtedness could have material consequences for our business, operations and liquidity position, including the following:

•	our ability to obtain additional financing for working capital, debt service requirements, acquisitions, general corporate or other purposes may be impaired;

•	we must use a substantial portion of our cash flow to pay interest and principal on our indebtedness, which will reduce the funds available for other purposes;

•	our substantial interest expense may make us less competitive on bidding on contracts than our competitors;

•	we are more vulnerable to economic downturns and adverse industry conditions;

•

our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in our industry as compared to our competitors may be compromised due to the high level of indebtedness;

•	our subordinated notes cannot be prepaid without a penalty which may limit our ability to proactively reduce our debt levels; and

•	our ability to refinance indebtedness may be limited.

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

Our indenture governing our senior subordinated notes (the “Notes”) and the agreements governing our senior secured credit facility contain various restrictive covenants that limit our management’s discretion in operating our business. These instruments limit our ability to engage in, among other things, the following activities, except as permitted by those instruments:

•	incur additional indebtedness or guarantee obligations;

•	repay indebtedness prior to stated maturities;

•	make interest payments on the Notes and other indebtedness that is subordinate to our indebtedness under the senior secured credit facility;

•	pay dividends or make certain other restricted payments;

•	make investments, contribute capital to our unconsolidated partnerships or execute acquisitions;

•	create liens or other encumbrances;

•	repurchase our outstanding shares or our public debt;

•	transfer or sell certain assets or merge or consolidate with another entity;

•	maintain debt in excess of a percentage of our Accounts Receivable; and

•	allow no more than 50% of our debt to be floating rate.

In addition, our senior secured credit facility also requires us to maintain certain financial ratios and limits our ability to make capital expenditures. These financial ratios include a minimum interest coverage ratio and a leverage ratio. The interest coverage ratio is the ratio of consolidated EBITDA (as defined in our senior secured credit facility) to interest expense for the preceding four quarters. The leverage ratio is a ratio of our indebtedness (as defined in our senior secured credit facility) to consolidated EBITDA for the preceding four quarters. The senior secured credit facility also restricts the maximum amount of our capital expenditures during each year of the term of the senior secured credit facility. Subject to certain exceptions, our capital expenditures may not exceed, in any fiscal year, the greater of $15 million or 5% of our consolidated EBITDA for the preceding fiscal year during the term of our senior secured credit facility. Capital expenditures are expenditures that are required by generally accepted accounting principles to be classified as capital expenditures in a statement of cash flows.

If we fail to comply with the restrictions in the indenture or our senior secured credit facility or any other subsequent financing agreements, a default may allow the creditors under the relevant instruments, in certain circumstances, to accelerate the related debt and to exercise their remedies there under, which will typically include the right to declare the principal amount of such debt, together with accrued and unpaid interest and other related amounts immediately due and payable, to exercise any remedies such creditors may have to foreclose on any of our assets that are subject to liens securing such debt and to terminate any commitments they had made to supply us with further funds. Moreover, any of our other debt that has a cross-default or cross-acceleration provision that would be triggered by such default or acceleration would also be subject to acceleration upon the occurrence of such default or acceleration.

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

Our ability to make payments on and to refinance our indebtedness depends on our ability to generate cash. This, to a certain extent, is subject to general economic, political, financial, competitive, legislative, regulatory and other factors that are beyond our control. Additionally, the floating interest rates associated with our senior secured credit facility became unhedged as of May 24, 2010 and float with either the London Interbank Offered Rate (“LIBOR”) or the Prime rate.

We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured credit facility in an amount sufficient to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior secured credit facility, on commercially reasonable terms or at all. In addition, the terms of existing or future debt agreements, including our senior secured credit facility and the indenture governing our Notes may restrict us from carrying out any of these alternatives. If we are unable to generate sufficient cash flow or refinance our debt on favorable terms, it could significantly, adversely affect our financial condition.

Despite our current indebtedness level, our company, including our subsidiaries, may, subject to conditions in the Merger Agreement, incur substantially more debt, which could exacerbate the risks associated with our substantial leverage.

As of April 2, 2010, we had up to $170.0 million of additional availability under our senior secured credit facility (which gives effect to $30.0 million of outstanding letters of credit). The terms of the senior secured credit facility and the Notes do not fully prohibit us or our subsidiaries from incurring additional indebtedness. It is not possible to quantify the specific dollar amount of indebtedness we may incur because our senior secured credit facility does not provide for a specific dollar amount of indebtedness we may incur. The Merger Agreement, our senior secured credit facility and the Notes allow us to incur only certain indebtedness that is expressly enumerated in the Merger Agreement, our senior secured credit facility and the indenture governing the Notes, as applicable. If either we or our subsidiaries were to incur additional indebtedness, the related risks that we now face could increase.

We have recently acquired two complementary businesses. Acquisition transactions require substantial management resources and may disrupt our business and divert our management from other responsibilities. Acquisitions are accompanied by other risks, including:

•	the difficulty of integrating the operations and personnel of the acquired companies;

•	the inability of our management to maximize our financial and strategic position by the successful incorporation of acquired personnel into our service offerings;

•	we may not realize anticipated synergies or financial growth;

•	we may assume material liabilities that were not identified during due diligence, including potential regulatory penalties resulting from the acquisition target’s previous activities;

•	difficulty maintaining uniform standards, controls, procedures and policies, with respect to accounting matters and otherwise;

•	the potential loss of key employees of acquired companies;

•	the impairment of relationships with employees and customers as a result of changes in management and operational structure; and

•	acquisitions may require us to invest significant amounts of cash resulting in dilution of stockholder value.

Any inability to successfully integrate the operations and personnel associated with an acquired business and/or service line may harm our business and results of operation. The Merger Agreement restricts the ability of the Company to enter into acquisition transactions subject to certain exceptions.

We may not be able to profitably deploy all of our helicopter assets.

We have approximately $39.7 million in helicopter assets. These were originally purchased to support our new WPPS air services task order. Given the availability of customer assets to support this program, the parties mutually agreed to a task order modification under which the customer will now supply its own helicopters. As a result, we plan to utilize most of the purchased helicopter assets on another program. Due to the past military history of these helicopters and their associated restricted certification status with the FAA, the helicopters are limited to Public Use applications (Police, Fire, trash hauling) or movement of our people and supplies on programs like LOGCAP IV. The 13 Huey helicopters are being remanufactured under a contract with a vendor. To date, this vendor is behind schedule on delivery of the helicopters. Even though the first seven helicopters are substantially complete, this vendor continues to be plagued by material shortages and challenging communication with the FAA in completing helicopter production, conformance and certification. We sold one helicopter and plan to sell the remaining two “small bird” helicopters (i.e., MD 530FF) that we do not intend to use in other programs. Thus, the main risks related to the helicopters are as follows:

•	we may not be able to profitably utilize all of these assets on our contracts;

•	the inability to deploy some of these helicopter assets could lead to a material impairment charge; and

•	delays in deploying the helicopters could extend the period that it takes to recoup our investment, which would negatively affect liquidity.

We are subject to the Internal Control Evaluation and Attestation Requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. Furthermore, Deloitte & Touche, LLP, our independent registered public accounting firm (the “Independent Registered Public Accounting Firm”) is required to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of each fiscal year. In future years, if we fail to timely complete this assessment, or if our Independent Registered Public Accounting Firm cannot timely attest to the effectiveness of our internal control over financial reporting, we could be subject to regulatory sanctions and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

We are significantly influenced by Veritas Capital, whose interests may not be aligned with yours

As of June 15, 2010, Veritas Capital owned a majority of the outstanding membership interest in Our Parent’s controlling stockholder, DIV Holding LLC (“DIV”). Veritas Capital indirectly controls approximately 37.1% of DynCorp International Inc. As long as Veritas Capital continues to own a significant amount of Our Parent’s outstanding shares of Class A common stock, it will continue to be able to strongly influence or effectively control our decisions, including the election of Our Parent’s directors, determine our corporate and management policies and determine, without the consent of Our Parent’s other stockholders, the outcome of any corporate transaction or other matter submitted to Our Parent’s stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Two of Our Parent’s thirteen directors are employees of Veritas Capital. Concurrently with the execution of the Merger Agreement, DIV Holding entered into the Voting Agreement with Merger Parent and Merger Sub whereby DIV Holding and its affiliates, committed, among other things, subject to the terms and conditions of the Voting Agreement, to vote 34.9% of Our Parent’s outstanding shares of Our Parent’s Common Stock for the adoption of the Merger Agreement. DIV Holding and certain of its affiliates also agreed not to transfer, sell or encumber any of their shares, and to notify Merger Parent of any additional shares or rights to acquire additional shares acquired after the execution of the Voting Agreement. The Voting Agreement automatically terminates upon the termination of the Merger Agreement.

The Merger is subject to satisfaction or waiver of certain customary conditions, including the approval of the Merger by Our Parent’s stockholders.

Completion of the Merger is subject to the satisfaction or waiver of certain customary conditions, including the adoption of the Merger Agreement by Our Parent’s stockholders, receipt of required antitrust approvals (or termination or expiration of applicable waiting periods), the accuracy of the representations and warranties of the parties and compliance by the parties with their respective obligations under the Merger Agreement and no court or other governmental entity of competent jurisdiction shall have enacted, issued, promulgated, enforced or entered any law (including any injunction) that restrains, enjoins or otherwise prohibits consummation of the Merger or otherwise makes the consummation of the Merger illegal. The transaction is expected to close in the third or fourth quarter of calendar year 2010, but could close as early as late June. However, no assurances can be given that the transaction contemplated by the Merger Agreement will be consummated or, if not consummated, that we will enter into a comparable or superior transaction with another party.

The Merger may not be completed if sufficient financing is not funded.

Merger Parent has obtained equity and debt financing commitments. The funding under those commitments is subject to conditions, including conditions that do not relate directly to the Merger Agreement. We believe the committed amounts will be sufficient to complete the Merger, but we cannot assure you of that. Those amounts might be insufficient if, among other things, we have substantially less cash on hand or Merger Parent has substantially less net proceeds from the equity and debt financings than we currently expect. Although obtaining the equity or debt financing is not a condition to the completion of the Merger, the failure of Merger Parent and Merger Sub to obtain sufficient financing is likely to result in the failure of the Merger to be completed. We believe the committed amounts will be sufficient to complete the transaction, but cannot provide any assurance to that effect.

Although the debt financing described herein is not subject to due diligence or a typical “market out” provision, which allows lenders not to fund their commitments if certain conditions in the financial markets prevail, there is still a risk that such financing may not be funded when required. As of the date of this Annual Report on Form 10-K, no alternative financing arrangements or alternative financing plans have been made in the event the debt financing described herein is not available as anticipated. Even though obtaining the equity or debt financing is not a condition to the completion of the Merger, the failure of Merger Parent and Merger Sub to obtain sufficient financing is likely to result in the failure of the Merger to be completed. In that case, Merger Parent may be obligated to pay us a termination fee, which obligation is guaranteed under the Limited Guarantee by an affiliate of Cerberus.

Our future business and financial position may be adversely affected if the Merger is not completed.

If the Merger Agreement is terminated and the Merger is not consummated, we will have incurred substantial expenses without realizing the expected benefits of the Merger. In addition, we may also be subject to additional risks including, without limitation:

•

upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Merger Parent a termination fee of $30 million or to reimburse transaction expenses incurred by Merger Parent and Merger Sub up to $12 million. In addition, under certain circumstances involving Merger Parent’s termination of the Merger Agreement where we have committed a “Willful Breach” (as defined in the Merger Agreement) of the Merger Agreement, we will be required to pay Merger Parent liquidated damages in the amount of $300 million;

•	substantial costs related to the Merger, such as legal, accounting and financial advisory fees, must be paid regardless of whether the Merger is completed; and

•	potential disruption to the current plan, operations, businesses and distraction of our workforce and management team.

Since announcing the proposed Merger, two class action lawsuits have been filed against the Company and its directors. The outcome or settlement of these claims may have an adverse effect upon the Company’s results of operation.

Since the announcement of the proposed Merger, two putative class action lawsuits seeking to enjoin the Merger, among other things, have been filed on behalf of stockholders of DynCorp International Inc. in federal and state court. Descriptions of these lawsuits, are set forth in Note 8 to the consolidated financial statements, in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K and is incorporated herein by reference. The cost of defending such law suits and paying any judgment or settlement in connection therewith could have an adverse impact on our financial results.

The Merger creates unique risks in the time leading up to closing, and there are also risks of completing the conditions to closing.

The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed combination, but restricts us, without Merger Parent’s consent, from taking certain specified actions until the Merger is complete or the Merger Agreement is terminated. Further, the pending Merger increases the Company’s risk of loss of key employees due to, among other things, uncertainty concerning the post-Merger operation of the Company.

Until all conditions to the Merger are satisfied and the related debt financing is ready to be funded, we cannot be certain that the Merger will close. We will incur significant transaction costs relating to the proposed Merger, whether or not the proposed Merger is completed. Additionally, matters relating to the Merger (including integration planning) may require substantial commitments of time and resources, which could otherwise have been devoted to other beneficial opportunities and there may be potential difficulties in employee retention as a result of the Merger.

Any loss of business opportunities or key personnel could have an adverse impact on future business, and, as a result, result in lower future sales and earnings.

If we are unable to complete our proposed Merger with affiliates of Cerberus Our Parent’s stock price could suffer.

The termination of the Merger Agreement would likely result in a decline in Our Parent’s stock price to the extent that Our Parent’s stock price reflects a market assumption that we will complete the Merger and Our Parent’s stockholders will receive the Per Share Merger Consideration specified in the Merger Agreement.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We are headquartered in Falls Church, Virginia with major administrative offices in Fort Worth, Texas. As of April 2, 2010, we leased 31 commercial facilities in 6 countries used in connection with the various services rendered to our customers. Lease expirations range from month-to-month to ten years. Upon expiration of our leases, we do not anticipate any difficulty in obtaining renewals or alternative space. Many of our current leases are non-cancelable. We do not own any real property.

The following locations represent our primary leased properties as of April 2, 2010.

Location	Description	Business Segment	Size (sq ft)
Fort Worth, TX	Executive offices — finance and administration	Corporate	194,335
Salalah Port, Oman	Warehouse and storage — WRM contract	GSDS	125,000
Falls Church, VA	Executive offices — headquarters	Corporate	105,814
Alexandria, VA	Executive offices — ITS Business Area	GSDS	54,712
Kabul, Afghanistan	Offices and residence	GSDS	42,008
McClellan, CA	Warehouse — California Fire Program	GPSS	18,800
Dubai, UAE	Executive offices — finance and administration	Corporate	18,021
Alexandria, VA	Executive offices — Casals division	GSDS	14,174
Muscat, Oman	Offices and residence — supports WRM contract	GSDS	13,778
Herndon, VA	Offices — GLS recruiting center	GLS	11,400
San Diego, CA	Offices — GLS recruiting center	GLS	9,400

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

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public trading market for our member units. We are a direct wholly owned subsidiary of Our Parent, DynCorp International Inc., who owns all of our Company’s 100 member units outstanding. We did not sell, issue or repurchase any of our equity securities in fiscal year 2010.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected historical consolidated financial data the fiscal years ended April 2, 2010, April 3, 2009, March 28, 2008, March 30, 2007, and March 31, 2006 is presented the table below.

This information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report.

	Fiscal Years Ended
	April 2, 2010	April 3, 2009	March 28, 2008	March 30, 2007	March 31, 2006
	(Amounts in thousands)
Results of operations:
Revenue	$3,585,262	$3,101,093	$2,139,761	$2,082,274	$1,966,993
Cost of services	(3,225,593)	(2,768,962)	(1,859,666)	(1,817,707)	(1,722,089)
Selling, general and administrative expenses	(106,401)	(103,583)	(117,919)	(107,681)	(97,520)
Depreciation and amortization	(41,639)	(40,557)	(42,173)	(43,401)	(46,147)
Operating income	211,629	187,991	120,003	113,485	101,237
Interest expense	(55,650)	(58,782)	(55,374)	(58,412)	(56,686)
Loss on early extinguishment of debt, net	(146)	(4,131)	—	(3,484)	—
Earnings from affiliates	5,202	5,223	4,758	2,913	—
Interest income	542	2,195	3,062	1,789	461
Other income, net	1,035	145	199	—	—
Provision for income taxes	(51,893)	(41,995)	(27,999)	(20,549)	(16,627)
Net income	110,719	90,646	44,649	35,742	28,385
Noncontrolling interests	(24,631)	(20,876)	3,306	—	—
Net income attributable to DynCorp International LLC	86,088	69,770	47,955	35,742	28,385
Cash flows provided by operating activities	90,473	140,871	42,361	86,836	55,111
Cash flows used by investing activities	(88,875)	(9,148)	(11,306)	(7,595)	(6,231)
Cash flows used in financing activities	(79,387)	(16,880)	(48,131)	2,641	(41,781)
Balance sheet data (end of period):
Cash and cash equivalents	122,433	200,222	85,379	102,455	20,573
Working capital (1)	426,118	439,997	361,813	282,929	251,329
Total assets	1,782,617	1,539,214	1,402,709	1,362,901	1,239,089
Total debt	552,147	599,912	593,162	630,994	661,561
Total member’s equity attributable to DynCorp International LLC	587,456	497,521	424,285	379,674	106,338
Total equity	593,278	508,257	420,979	379,674	106,338
Other financial data:
EBITDA (2)	236,857	217,557	174,820	163,438	148,718
Backlog (3)	5,571,636	6,297,903	5,961,000	6,132,011	2,641,000
Purchases of PP&E and software	46,046	7,280	7,738	9,317	6,180

(1)	Working capital is defined as current assets, net of current liabilities.
(2)

We define Earnings before Interest, Taxes and Depreciation & Amortization (“EBITDA”) as Generally Accepted Accounting Principles (“GAAP’) net income attributable to DynCorp International LLC adjusted for interest, taxes, depreciation and amortization, loss on extinguishment of debt, and a portion of other expense related to interest rate swap losses. We use EBITDA as a supplemental measure in the evaluation of our business and believe that EBITDA provides a meaningful measure of operational performance on a consolidated basis because it eliminates the effects of period to period changes in taxes, costs associated with capital investments and interest expense and is consistent with one of the measures we use to evaluate management’s performance for incentive compensation. EBITDA is not a financial measure calculated in accordance with GAAP. Accordingly, it should not be considered in isolation or as a substitute for net income attributable to DynCorp International LLC or other financial measures prepared in accordance with GAAP. When evaluating EBITDA, investors should consider, among other factors, (i) increasing or decreasing trends in EBITDA, (ii) whether EBITDA has remained at positive levels historically, and (iii) how EBITDA compares to our debt outstanding. The non-GAAP measure of EBITDA does have certain limitations. It does not include interest expense, which is a necessary and ongoing part of our cost structure resulting from debt incurred to expand operations. EBITDA also excludes tax, depreciation and amortization expenses. Because these are material and recurring items, any measure, including EBITDA, which excludes them has a material limitation. To mitigate these limitations, we have policies and procedures in place to identify expenses that qualify as interest, taxes, loss on debt extinguishments, a portion of other expense related to interest rate swap losses, and depreciation and amortization and to approve and segregate these expenses from other expenses to ensure that EBITDA is consistently reflected from period to period. However, the calculation of EBITDA may vary among companies. Therefore, our EBITDA presented may not be comparable to similarly titled measures of other companies. EBITDA does not give effect to the cash we must use to service our debt or pay income taxes and thus does not reflect the funds generated from operations or actually available for capital investments.
(3)	Backlog data is as of the end of the applicable period. See “Item 1. Business” for further details concerning backlog.

The following table presents a reconciliation of net income attributable to DynCorp International LLC to EBITDA for the periods included below.

	Fiscal Years Ended
RECONCILIATION OF NET INCOME ATTRIBUTABLE TO DYNCORP INTERNATIONAL LLC TO EBITDA:	April 2, 2010	April 3, 2009	March 28, 2008	March 30, 2007	March 31, 2006
	(Amounts in thousands)
Net income attributable to DynCorp International LLC	$86,088	$69,770	$47,955	$35,742	$28,385
Income taxes	51,893	41,995	27,999	20,549	16,627
Interest expense, loss on early extinguishment of debt and interest rate swap losses recorded in other income/expense (1)(2)	56,298	64,158	55,374	61,896	56,686
Depreciation and amortization	42,578	41,634	43,492	45,251	47,020

EBITDA	$236,857	$217,557	$174,820	$163,438	$148,718

(1)	Fiscal year 2009 includes the costs associated with replacing our senior secured credit facility, as defined and further discussed in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations”, including the write-off of deferred financing fees. Also included is the premium on the redemption of a portion of the senior subordinated notes and write-off of deferred financing costs associated with the early retirement of a portion of the senior subordinated notes. These premiums and write-off represent additional costs of financing. In addition, we added back amounts associated with hedge accounting recorded in other income/expense.
(2)	Fiscal year 2007 includes premium on the redemption of a portion of the senior subordinated notes and write-off of deferred financing costs associated with the early retirement of a portion of the senior subordinated notes. These premiums and write-off represent additional costs of financing and our capital structure.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements, the notes thereto, and other data contained elsewhere in this Annual Report. Please see “Item 1A. Risk Factors” and “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements. Unless otherwise noted, all amounts discussed herein are consolidated. All references in this Annual Report to fiscal years of the U.S. government pertain to the fiscal year, which ends on September 30th of each year.

Company Overview

We are a global government services provider in support of U.S. national security and foreign policy objectives, delivering support solutions for defense, diplomacy, and international development. We are a leading provider of specialized mission-critical professional and support services outsourced by the U.S. military, non-military U.S. governmental agencies and foreign governments. Our specific global expertise is in intelligence and law enforcement training and support, security services, base and logistics operations, rule of law development and construction management, platform services and operations, and linguist services. We also provide logistics support for all our services. As of April 2, 2010, we had approximately 22,300 employees, including employees from our consolidated subsidiaries, in 38 countries, approximately 60 active contracts ranging in duration from three to ten years and approximately 127 active task orders. We have provided essential services to numerous U.S. government departments and agencies since 1951.

During fiscal years 2006 through 2008, we conducted our operations through two reportable segments: GS and MTSS. On March 29, 2008, we divided our GS operating segment into two new segments, ISS and LCM, to enable us to better capitalize on business development opportunities and enhance our ongoing service. Our ISS operating segment consisted of our Law Enforcement and Security strategic business unit, our Specialty Aviation and Counter-Drug Operations strategic business unit and GLS, our joint venture for the INSCOM contract. Our LCM operating segment consisted of our Contingency and Logistics Operations strategic business unit and our Operations Maintenance and Construction Management strategic business unit and includes any work awarded under the LOGCAP IV. Our third segment was MTSS, which did not significantly change.

On April 6, 2009, we announced a further reorganization of our business structure to better align with strategic markets and streamline our infrastructure. Under the new alignment, our three reportable segments were realigned into three new segments, two of which, GSDS and GPSS, are wholly-owned, and a third segment GLS, which is a 51% owned joint venture. The new structure became effective April 4, 2009, the start of our 2010 fiscal year.

In addition to the information presented below, Note 13 to our consolidated financial statements contains additional information about our operating segments and geographic areas in which we have conducted business during fiscal years 2010, 2009, and 2008. We have recast the corresponding items of segment information during fiscal years 2009 and 2008 to conform to our fiscal year 2010 segment presentation.

As discussed in detail in the Definitive Proxy Statement, we entered into the Merger Agreement, pursuant to which, at the effective time of the Merger, Merger Sub will be merged with and into the Company, and as a result the Company will continue as the surviving corporation and be a wholly owned subsidiary of Merger Parent. The Merger Agreement was approved by the Board.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Our Parent’s Class A Common Stock, other than shares owned by the Company, Merger Parent or Merger Sub, or by any stockholders who have perfected and not withdrawn a demand for appraisal rights under Delaware law, will be canceled and will be automatically converted into the right to receive the $17.55 Per Share Merger Consideration, without interest. Additionally, Our Parent’s restricted stock units granted under the DynCorp International 2007 OIP will vest at the effective time of the Merger and will be converted into the right to receive the Per Share Merger Consideration.

Current Operating Environment and Outlook

External Factors

Over most of the last two decades, the U.S. government has increased its reliance on the private sector for a wide range of professional and support services. This increased use of outsourcing by the U.S. government has been driven by a variety of factors including: lean-government initiatives launched in the 1990s, surges in demand during times of national crisis, the increased complexity of missions conducted by the U.S. military and the DoS, increased focus of the U.S. military on war-fighting efforts and the loss of skills within the government caused by workforce reductions and retirements.

The overall level of U.S. defense spending has increased in recent years for numerous reasons, including increases in funding of operations in Iraq and Afghanistan and the DoD’s modernization initiatives. However, the funding of our programs is subject to the overall U.S. government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. While these dynamics could place pressure on defense spending, we believe that, within the defense budget, weapon system acquisitions will be the most likely initial target for budget reductions, and operations and maintenance budgets will remain robust, driven by (i) the need to reset equipment coming out of Iraq, (ii) the logistics and support chain associated with repositioning of forces and eventual drawdown in Iraq and (iii) deployments into Afghanistan.

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

•	an increased level and frequency of overseas deployment and peacekeeping operations for the DoS and DoD;

•	increased maintenance, overhaul and upgrade needs to support aging military platforms;

•	increased outsourcing by foreign governments of maintenance, supply support, facilities management and construction management-related services; and

•

a shift by the U.S. government from single award to more multiple award IDIQ contracts, which may offer us an opportunity to increase revenue under these contracts by competing for task orders with the other contract awardees.

During the last year, the U.S. began to drawdown troops in Iraq. Although the timeframe to complete the drawdown is uncertain, we believe that the U.S. will have a sizeable military and contractor presence in Iraq for at least the next four to six years. As a result, we expect our level of existing business involving Iraq to gradually diminish over the next four to six years. Nevertheless, we believe that we still have opportunities to win new Iraq based business with demand remaining strong over the next four to six years for logistics, equipment reset, training and mentoring of Iraqi forces and government agencies and translation services to support security and peacekeeping activities.

On the other hand, President Obama ordered increases in troop levels in Afghanistan. We believe we are well positioned in Afghanistan to capitalize on increased U.S. government focus through many of our service offerings, including police training and mentoring, aircraft logistics and operations, infrastructure development, mine resistant and ambush protected or “MRAP” services, and logistics services under LOGCAP IV. Additionally, although some specific initiatives and priorities may change from year to year, the investments and acquisitions we made have been focused on aligning our business to address areas that have high growth potential, including intelligence training and rule of law development. However, the possibility remains that one or more of our programs could be reduced, postponed, or terminated as a result of the administration’s assessment of priorities.

Current Economic Conditions

We believe that our industry and customer base are less likely to be affected by many of the factors generally affecting business and consumer spending. Our contract awards typically last one to five years and we have a strong history of being awarded a majority of the contract options. Additionally, since our primary customer is the federal government, we have not historically had significant issues with bad debt. However, we cannot be certain that the economic environment or other factors will not adversely impact our business, financial condition or results of operations in the future.

Furthermore, we believe that our primary sources of liquidity such as customer collections and the remaining capacity under our senior secured credit facility will enable us to continue to perform under our existing contracts and further grow our business. However, a longer term credit crisis could adversely affect our ability to obtain additional liquidity or refinance existing indebtedness on acceptable terms or at all, which could adversely affect our business, financial condition and results of operations.

See “Item 1A. Risk Factors — Current or worsening economic conditions could adversely impact our business” for a discussion of the risks associated with the current economic condition.

Internal Factors

Our internal focus for success centers around five key principles:

•

Relentless Performance — Through a relentless mindset in meeting our commitments to our customers every day and in operating with absolute integrity and in accordance with our Code of Ethics and Business Conduct in all that we do.

•

Lean Enterprise — In order to further fuel our growth and invest in our people, we must generate additional investment capacity by ensuring that our infrastructure is as efficient as possible without jeopardizing our ability to perform.

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

•

People — We must be the employer of choice with strong, trusted leadership, an employee-focused environment and a culture of mutual respect in which our employees are empowered and rewarded for serving our customers and ensuring their success.

We apply these key principles continuously as we assess our operational and administrative performance.

Notable Fiscal Year 2010 Developments

•	In July 2009, we were awarded the LOGCAP IV task order in southern Afghanistan, with an estimated annual value of approximately $600 million. Ramp up activities began in September 2009.

•

In September 2009, we were awarded a contract by the U.S. Air Force to provide aircraft maintenance support at Sheppard Air Force Base. The value of the contract is $31.2 million for the base period, and a potential maximum value of $256 million over seven years, if all options are exercised. Operations began in October 2009.

•

During the second quarter of fiscal year 2010, we purchased helicopters in support of our new WPPS air services task order. Given the availability of customer assets to support this program, we mutually agreed to a task order modification under which the customer has supplied its own helicopters. As a result, we plan to utilize all but three of the purchased helicopter assets on another program. We have sold one and plan to sell the remaining two helicopters that we do not intend to use in other programs.

•

We were awarded a WPPS task order that was originally expected to ramp up in the second quarter of fiscal year 2010, but was delayed due to changes in customer requirements. Most of the services are now being delivered under the INL Air Wing program, which commenced in the third quarter of fiscal year 2010.

•

On the GLS program, we completed negotiations with the customer to modify our largest task order to include a ceiling for recoverable cost of $752 million for Option Year 1. While this resulted in a cumulative reduction in revenue, the impact, net of award fee, was not material to our financial results. In connection with these negotiations, our customer exercised another option under the task order covering a period from December 2009 to June 2010.

•	We purchased Phoenix on October 19, 2009 and Casals on January 22, 2010. See Note 16 to our consolidated financial statements for additional discussion.

•

On December 16, 2009, we filed a pre-award protest with the Government Accountability Office (“GAO”) concerning the planned procurement of training and mentoring of police and government personnel in Afghanistan by the DoD through task orders issued by the U.S. Army Space and Missile Defense Command Counter-Narcoterrorism Technology Program Office (“CNTPO”). On March 15, 2010 the GAO announced its ruling in favor of our protest of the issuance of task order request for proposals by the Department of the Army for training and facilities support for the Ministry of Interior and Afghan National Police. The DoD is expected to issue the request for proposal for the contract during the second quarter of our fiscal year 2011, and the Company intends to propose on the contract.

•

We have historically participated in a collaborative arrangement with two other partners on LOGCAP IV. In November 2009, a U.S. grand jury indicted one of our collaborative partners, Agility, on charges of fraud and conspiracy, alleging that it overcharged the U.S. Army on $8.5 billion worth of contracts to provide food to soldiers in Iraq, Kuwait and Jordan. Although Agility was associated with our LOGCAP IV collaborative arrangement, these allegations were in no way related to the work performed under LOGCAP IV. Effective December 16, 2009, we removed Agility as a collaborative partner on the LOGCAP IV contract and terminated the work under existing task orders. We have transitioned Agility’s responsibilities on our current task orders with no adverse affect to us. In April 2010, Agility filed an arbitration demand, asserting claims for breach of contract, and fiduciary duty and unjust enrichment. Agility is seeking a declaration that it is entitled to a 30% share of the LOGCAP IV fees over the life of the contract. We have filed a request to dismiss the arbitration demand as we believe our right to remove Agility as a collaborative partner was justified and permissible. We intend to vigorously defend against Agility’s claims.

•

In February 2010, we were awarded a contract from the U.S. Army Research, Development and Engineering Command (“RDECOM”) to assist the Combined Security Transition Command-Afghanistan (“CSTC-A”) and NATO Training Mission (“NTM”) by providing mentors and trainers to develop the Afghanistan Ministry of Defense (“MOD”). This cost-plus-fixed-fee contract has a two-year base period valued at $157.8 million, including a 60-day phase-in period. The total potential contract value is $232.4 million if the one-year option period is exercised. This award is currently under protest but we expect the award to be upheld and operations to begin in July 2010.

•

During fiscal year 2010, we continued to encounter cost overruns in our Afghanistan construction projects, within our infrastructure service offering, due to significant challenges including the deteriorating security environment and issues with passing equipment through customs in Afghanistan. Our fiscal year 2010 results included a loss on Afghanistan construction of $16.5 million, including $6.5 million related to the fourth fiscal quarter. We expect to complete our remaining construction projects in fiscal year 2011 and expect to earn approximately $11 million in revenue and incur approximately $11 million in costs, net of reserve releases, in fiscal year 2011. Subsequently, this strategic business area is expected to become idle as we do not expect to bid on any similar firm fixed-price contracts without revised terms and conditions.

•

On March 29, 2010, we received a favorable appellate court decision related to the Worldwide Network Services (“WWNS”) case. The appellate court vacated the jury’s award of punitive damages, which allowed us to reverse a $10 million dollar legal reserve in the fourth quarter of fiscal year 2010. See the Consolidated Results of Operations discussion for more detail.

•

Subsequent to the end of fiscal year 2010, on April 11, 2010, we entered into an agreement to be acquired by an affiliate of Cerberus Capital Management, L.P. See “Item 1. Business — Recent Developments — Merger Agreement” for additional detail.

Fiscal Year Ended April 2, 2010 Compared to Fiscal Year Ended April 3, 2009

Consolidated Results of Operations

The following table sets forth, for the periods indicated, our consolidated results of operations, both in dollars and as a percentage of revenue:

	Fiscal Years Ended
	April 2, 2010		April 3, 2009
	(Amounts in thousands)
Revenue	$3,585,262	100.0%	$3,101,093	100.0%
Cost of services	(3,225,593)	(90.0)%	(2,768,962)	(89.3)%
Selling, general and administrative expenses	(106,401)	(3.0)%	(103,583)	(3.3)%
Depreciation and amortization expense	(41,639)	(1.2)%	(40,557)	(1.3)%

Operating income	211,629	5.9%	187,991	6.1%
Interest expense	(55,650)	(1.6)%	(58,782)	(1.9)%
Loss on early extinguishment of debt, net	(146)	(0.0)%	(4,131)	(0.1)%
Earnings from affiliates	5,202	0.1%	5,223	0.2%
Interest income	542	0.0%	2,195	0.1%
Other income, net	1,035	0.0%	145	0.0%

Income before taxes	162,612	4.5%	132,641	4.3%
Provision for income taxes	(51,893)	(1.4)%	(41,995)	(1.4)%

Net income	110,719	3.1%	90,646	2.9%
Noncontrolling interests	(24,631)	(0.7)%	(20,876)	(0.7)%

Net income attributable to DynCorp International LLC	$86,088	2.4%	$69,770	2.2%

Revenue — Revenue for fiscal year 2010 increased $484.2 million, or 15.6%, as compared to fiscal year 2009, reflecting increases in our GSDS and GLS operating segments which were partially offset by a decline in our GPSS operating segment. The increase was primarily driven by the ramp up of the LOGCAP IV program and the benefit of a full twelve months of revenue including award fees from the Intelligence and Security Command (“INSCOM”) contract, as compared to the INSCOM ramp up period, which occurred during the first quarter of fiscal year 2009. Our acquisitions of Phoenix and Casals also contributed to our revenue growth.

Cost of services — Cost of services is comprised of direct labor, direct material, subcontractor costs, other direct costs and overhead. Other direct costs include travel, supplies and other miscellaneous costs. Cost of services for fiscal year 2010 increased $456.6 million as compared to fiscal year 2009, primarily due to revenue growth. As a percentage of revenue, cost of services increased to 90.0% of revenue in fiscal year 2010 from 89.3% of revenue in fiscal year 2009. This increase was primarily driven by lower fiscal year 2010 margins on our CFT and CivPol programs, including a higher percentage of CivPol revenue coming from cost-reimbursable type task orders and the impact of the fee sharing arrangement with our collaborative partners on the LOGCAP IV program. Partially offsetting this cost increase was effective cost management efforts on certain programs in our GPSS segment, higher award fees on the INSCOM contract that had no corresponding costs, and lower losses associated with our Afghanistan construction programs.

Selling, general and administrative expenses (“SG&A”) — SG&A primarily relates to functions such as corporate management, legal, finance, accounting, contracts and administration, human resources, management information systems, purchasing and business development. SG&A for fiscal year 2010 increased $2.8 million, or 2.7%, compared to fiscal year 2009. As a percentage of revenue, SG&A decreased by 0.3%. This decrease was primarily attributable to the reversal of a $10.0 million legal reserve in the fourth quarter of fiscal year 2010 related to a favorable appellate court decision on the WWNS case as described in the “Notable Fiscal Year 2010 Developments” section above. Also contributing to the comparative decrease was the fiscal year 2009 severance charges related to our former Chief Executive Officer (“CEO”) and former GPSS president. Partially offsetting this was an increase in SG&A costs associated with higher business development costs incurred in support of our growth and severance costs associated with the termination without cause of our former Senior Vice President and Chief Compliance Officer, approximately $0.6 million of which was unrecoverable. Additionally, we incurred approximately $3.2 million in costs associated with our two acquisitions and the proposed merger, $2.9 million of costs associated with retention related compensation expenses connected to our acquisitions and $0.4 million in costs associated with the filing of a Form S-3 registration statement.

Depreciation and amortization — Depreciation and amortization for fiscal year 2010 of $41.6 million increased $1.1 million, or 2.7%. This increase was primarily due to incremental depreciation and amortization associated with our technology transformation initiative, which began to ramp up during the second quarter of fiscal year 2010. This investment to modernize and upgrade our IT systems will enable more efficient and effective utilization of IT applications, provide better redundancy and reliability, integrate systems that were previously disconnected and support future growth. Also impacting the increase was the amortization of the intangible assets acquired in our purchase of Phoenix and Casals.

Interest expense — Interest expense for fiscal year 2010 decreased by $3.1 million, or 5.3%, as compared to fiscal year 2009. The decrease in interest expense was primarily due to a lower principal balance stemming from the excess cash flow principal payment on our senior credit facility and repurchases of senior subordinated notes that occurred in fiscal year 2010, as further discussed in the “Liquidity and Capital Resources” section and Note 7 to our consolidated financial statements. Also impacting the decrease was one less week of interest expense during fiscal year 2010, as compared to fiscal year 2009. In addition to the change in interest expense, Loss on early extinguishment of debt of $0.1 million was lower in fiscal year 2010 than the $4.1 million incurred in fiscal year 2009, primarily due to the fiscal year 2009 write-off of deferred financing fees associated with our extinguished senior secured credit facility, as further discussed in Note 7 to our consolidated financial statements.

Income tax expense — Our effective tax rate of 31.9% for fiscal year 2010 increased from 31.7% for fiscal year 2009. Our effective tax rate was impacted by the tax treatment of our GLS and DynCorp International FZ-LLC (“DIFZ”) joint ventures, which are consolidated for financial reporting purposes but are not consolidated for tax purposes.

Noncontrolling interests — Noncontrolling interests reflect the impact of our joint venture partners’ interest in our consolidated joint ventures, GLS and DIFZ. For fiscal year 2010, noncontrolling interests for GLS and DIFZ were $21.5 million and $3.1 million, respectively, as compared to $18.5 million and $2.4 million, respectively, for fiscal year 2009.

Results by Segment

The following table sets forth the revenue and operating income for the GSDS operating segments, for fiscal year 2010, as compared to fiscal year 2009.

Global Stabilization & Development Solutions

	Fiscal Years Ended		Change
	April 2, 2010	April 3, 2009
	(Amounts in thousands)
Revenue	$1,636,242	$1,085,229	551,013
Operating income	$74,409	$49,560	24,849

Revenue — Revenue for fiscal year 2010 increased $551.0 million, or 50.8%, as compared to fiscal year 2009. The increase primarily resulted from the following:

Training & Mentoring: Revenue of $713.7 million decreased $18.6 million, or 2.5%, primarily due to declines in our CivPol program due to lower rates in both Iraq and Afghanistan stemming from changes in the contract type from firm fixed-price to cost-reimbursement and reductions in services in Iraq due to the U.S. troop drawdown. Partially offsetting this was a scope increase in our WPPS security services task order in Iraq and a new WPPS security services task order in Pakistan. Also offsetting the decrease was our new MNSTC-I program, which launched in the third quarter of fiscal year 2009. We expect Training & Mentoring revenue to increase in fiscal year 2011, primarily due a recent contract award to support the Afghanistan Ministry of Defense and increases on our WPPS programs, which are expected to be partially offset by reductions to our CivPol program. Future revenue may also be impacted by the outcome of the proposed operational transition of the CivPol Afghanistan program to the DoD from the DoS and any associated re-compete which we expect could occur in the summer or fall of 2010. See our discussion above in “Notable Fiscal Year 2010 Developments” for further details regarding the re-competition of this contract.

Logistics: Revenue of $586.8 million increased $582.1 million, primarily due to increases from the ramp-up of our task orders on our LOGCAP IV program. We expect significant revenue growth in fiscal year 2011, primarily due to a full year of operations on the current task orders on the LOGCAP IV program.

Operations & Development: Revenue of $322.8 million decreased $24.7 million, primarily due to the termination of an airport construction contract in Africa, which occurred in the first quarter of fiscal year 2009, offset by increased service levels in our AFRICAP/Africa Peacekeeping program. Revenue related to our Afghanistan construction was flat. We expect fiscal year 2011 revenue related to our Afghanistan construction to decline as the remaining projects are expected to be completed in the first half of fiscal year 2011. We do not expect to bid on any similar fixed-price contracts in Afghanistan without revised terms and conditions, which may impact future revenue in this service offering by limiting the construction opportunities available to us.

Intelligence Training and Solutions: Revenue of $13.0 million represents Phoenix revenue from October 19, 2009 through April 2, 2010. We expect future increases in revenue as we look to leverage our investment in this service offering through the pursuit of new contracts and the benefit of a full year of operations.

Operating Income — Operating income of $74.4 million for fiscal year 2010 increased $24.8 million, or 50.0%, as compared with the fiscal year 2009. Fiscal year 2010 results were positively affected by a $10.0 million reversal of legal reserve related to the WWNS issue (see Note 8 to our consolidated financial statements for additional discussion). Also contributing to the increase was an expansion in services on our LOGCAP IV Program, WPPS programs in Iraq and Pakistan and our MNSTC-I program, and non-recurring revenue of $5.8 million on our WPPS program. Additionally, our Afghanistan Construction programs incurred lower fiscal year 2010 losses as compared to fiscal year 2009. Partially offsetting this increase was lower profitability on our CivPol program as a result of the final close out of several firm fixed-price task orders during the second quarter of fiscal year 2009 and the reduction in services in Iraq. We expect GSDS operating income in fiscal year 2011 to benefit from a full year of operations on the current LOGCAP IV task orders including the recognition of award fees, less of a loss on Afghanistan construction, with stable contributions from the rest of our contract mix.

Global Platform Support Solutions

	Fiscal Years Ended		Change
	April 2, 2010	April 3, 2009
	(Amounts in thousands)
Revenue	$1,213,666	$1,311,959	(98,293)
Operating income	$90,584	$98,702	(8,118)

Revenue — Revenue for fiscal year 2010 decreased $98.3 million, or 7.5%, as compared to fiscal year 2009. The decrease primarily resulted from the following:

Aviation Maintenance & Support: Revenue of $429.2 million decreased $98.4 million, or 18.7%, in fiscal year 2010 as compared to fiscal year 2009. The decrease was primarily driven by a decline in CFT programs, which occurred due to the completion of several CFT task orders, for which we did not win the re-competes due to additional competitors in this service space bidding what we believe to be at zero or negative margin levels. While this current competitive environment has put downward pressure on fiscal year 2010 revenue, we do not believe the current situation is sustainable and will not limit our long-term opportunities under the CFT program. This decline was partially offset by our new contract to provide aircraft maintenance support services at Sheppard Air force Base.

Counter-Drug and Law Enforcement Aviation: Revenue of $333.5 million increased $32.8 million, or 10.9%, in fiscal year 2010 as compared to fiscal year 2009, primarily due to an increase in INL revenue in Afghanistan and Iraq resulting from new task orders, including Iraq air transportation services, which began in the third quarter of fiscal year 2011. This increase was offset by non-recurring fiscal 2009 equipment sales and construction work and scope reductions in Colombia. We expect fiscal year 2011 revenue to increase as compared to fiscal year 2010, driven by a full year of air operations in Iraq and new business.

Fleet Management: Revenue of $309.5 million decreased $23.4 million, or 7.0%, in fiscal year 2010 as compared to fiscal year 2009, primarily due to a decline in LCCS primarily due to nonrecurring revenue in fiscal year 2009 related to additional elective services requested by the customer and cost-reimbursable support of the war on terror activities.

Land Systems: Revenue of $141.5 million decreased $9.5 million, or 6.3%, for the fiscal year 2010 as compared to fiscal year 2009, primarily due to scope decreases on our General Maintenance Corps program, the completion of the APS-3 program, and non-recurring threat systems management work. Partially offsetting this decline was increased services associated with the MRAP program. We expect revenue to decline on the existing Land Systems programs, primarily due to the adjusted rate structure that went into effect on a phase-in basis in January 2010 on the MRAP program and the loss of the APS-3 program.

Operating Income — Operating income of $90.6 million decreased $8.1 million, or 8.2%, for fiscal year 2010 as compared to fiscal year 2009. This was primarily due to declines on the CFT programs due to the completion of several task orders, for which we did not win the re-competes due to additional competitors in this service space and lower rates on new business. This was partially offset by increased margins on the MRAP program driven by higher revenue and better cost management in several key aviation programs, including our Life Cycle Contractor Support & INL programs. We expect operating income to benefit from continued cost controls implemented throughout our programs offset by continued margin pressure on CFT and expected declines in margins on the MRAP program as a result of a new rate structure that is in the process of being phased in.

Global Linguist Solutions

	Fiscal Years Ended		Change
	April 2, 2010	April 3, 2009
	(Amounts in thousands)
Revenue	$734,086	$709,132	24,954
Operating income	$44,906	$39,729	5,177

Revenue — Revenue of $734.1 million increased $25.0 million, or 3.5%, in fiscal year 2010 as compared to fiscal year 2009. GLS revenue in fiscal year 2010 benefited from higher award fees as a result of improved performance and a higher average number of linguists as compared to fiscal year 2009, which was impacted by the ramp up period during the first quarter of fiscal year 2009. This increase was partially offset by the impact of a contract modification for Option Year 1 on the INSCOM contract agreed to in the third quarter of fiscal year 2010. Additionally, our customer exercised the December 2009 through June 2010 option and on June 7, 2010, we received notice to proceed on the next six-month option spanning June 2010 through December 2010.

We expect fiscal year 2011 revenue to decrease due to the continued drawdown of troops in Iraq.

Operating income — Operating income of $44.9 million increased $5.2 million, or 13.0% in fiscal year 2010 as compared to fiscal year 2009. This increase was primarily due to a full twelve months of performance in fiscal year 2010, as compared to fiscal year 2009, in which we had continued transition efforts associated with the ramp up of the contract during the first quarter of that fiscal year. The increase was also supported by higher award fees earned during the period, partially offset by the impact of the modification on the INSCOM contract. We expect fiscal year 2011 operating income to decrease due to the drawdown of troops in Iraq. Operating income earned by GLS benefits net income attributable to DynCorp International LLC by our 51% ownership of the joint venture.

Fiscal Year Ended April 3, 2009 to Fiscal Year Ended March 28, 2008

Consolidated Results of Operations

The following table sets forth, for the periods indicated, our consolidated results of operations, both in dollars and as a percentage of revenue. The presentation has been modified to incorporate the new rules regarding presentation of net income and noncontrolling interests in accordance with Financial Accounting Standards Codification (“ASC”) ASC 810 — Consolidation.

	Fiscal Years Ended
	April 3, 2009		March 28, 2008
	(Amounts in thousands)
Revenue	$3,101,093	100.0%	$2,139,761	100.0%
Cost of services	(2,768,962)	(89.3)%	(1,859,666)	(86.9)%
Selling, general and administrative expenses	(103,583)	(3.3)%	(117,919)	(5.5)%
Depreciation and amortization expense	(40,557)	(1.3)%	(42,173)	(2.0)%

Operating income	187,991	6.1%	120,003	5.6%
Interest expense	(58,782)	(1.9)%	(55,374)	(2.6)%
Loss on early extinguishment of debt, net	(4,131)	(0.1)%	—	0.0%
Earnings from affiliates	5,223	0.2%	4,758	0.2%
Interest income	2,195	0.1%	3,062	0.1%
Other income, net	145	0.0%	199	0.0%

Income before taxes	132,641	4.3%	72,648	3.4%
Provision for income taxes	(41,995)	(1.4)%	(27,999)	(1.3)%

Net Income	90,646	2.9%	44,649	2.1%
Noncontrolling interests	(20,876)	(0.7)%	3,306	0.2%

Net income attributable to DynCorp International LLC	$69,770	2.2%	$47,955	2.2%

Revenue — Revenue for fiscal year 2009 increased $961.3 million, or 45.0%, as compared to fiscal year 2008, reflecting increased revenue in all operating segments. The increase, more fully described in the results by segment, is principally due to growth from new contracts, in particular, the INSCOM contract.

Cost of services — Cost of services is comprised of direct labor, direct material, subcontractor costs, other direct costs and overhead. Other direct costs include travel, supplies and other miscellaneous costs. Cost of services for fiscal year 2009 increased $909.3 million as compared to fiscal year 2008, primarily the result of the ramp up of the INSCOM contract. As a percentage of revenue, cost of services increased to 89.3% of revenue in fiscal year 2009 from 86.9% of revenue in fiscal year 2008. This was primarily a result of a change in contract mix as we earned more revenue from cost-reimbursement contracts than from firm fixed-price contracts, including the INSCOM contract and changes in portions of the CivPol contract driving this shift. In addition to our change in contract mix, cost overruns by our Afghanistan construction contracts, as further described below, also contributed to higher cost of services as a percentage of revenue in fiscal year 2009 compared to fiscal year 2008.

Selling, general and administrative expenses (“SG&A”) — SG&A primarily relates to functions such as management, legal, finance, accounting, contracts and administration, human resources, management information systems, purchasing and business development. SG&A for fiscal year 2009 decreased $14.3 million, or 12.2%, compared to fiscal year 2008. SG&A decreased primarily as a result of lean infrastructure initiatives, primarily through personnel reductions and process efficiency implementations focused on controlling SG&A costs, offset by approximately $5.0 million in severance costs, including severance costs from the involuntary termination of our former CEO. Fiscal year 2009 SG&A compared to fiscal year 2008 was also positively impacted by non-recurring bid and proposal costs associated with the INSCOM contract which were incurred in fiscal year 2008.

Interest expense — Interest expense for fiscal year 2009 increased by $3.4 million, or 6.2%, as compared to fiscal year 2008. The increase in interest expense was primarily due to a higher average outstanding debt balance and higher average interest rates. In addition to the change in interest expense, deferred financing fees associated with our prior debt were also written-off. The impact of this write-off is separately disclosed as Loss on early extinguishment of debt in our consolidated statements of income.

Income tax expense — Our effective tax rate of 31.7% for fiscal year 2009 decreased from 38.5% for fiscal year 2008. Our effective tax rate was impacted by the tax treatment of our GLS and DIFZ joint ventures, which are consolidated for financial reporting purposes but are not consolidated for tax purposes, as they are taxed as partnerships under the Internal Revenue Code.

Noncontrolling interests — Noncontrolling interests reflect the impact of our joint venture partners’ interest in our consolidated joint ventures, GLS and DIFZ. For fiscal year 2009, noncontrolling interests for GLS and DIFZ was $18.5 million and $2.4 million, respectively. In fiscal year 2008, noncontrolling interest for GLS was additive to our net income attributable to DynCorp International LLC, as GLS was operating at a net loss. There was no noncontrolling interest related to DIFZ, as it was a wholly owned subsidiary during fiscal year 2008.

Impact of our Afghanistan Construction Contracts — For fiscal year 2009, revenue from our Afghanistan construction contracts was $71.2 million, as compared to $18.0 million for fiscal year 2008. Our Afghanistan construction contracts encountered operational difficulties during fiscal year 2009, which resulted in higher non-reimbursable delivery costs and contractual milestone delays. As a result, we encountered losses of approximately $40.5 million during the fiscal year associated with these projects.

Results by Segment

The following table sets forth the revenue and operating income for the GSDS, GPSS and GLS operating segments for fiscal year 2009, as compared to fiscal year 2008. The presentation has been recast to conform to the fiscal year 2010 segment structure.

Global Stabilization & Development Solutions

	Fiscal Years Ended		Change
	April 3, 2009	March 28, 2008
	(Amounts in thousands)
Revenue	$1,085,229	$972,964	$112,265
Operating income	$49,560	$94,686	$(45,126)

Revenue — Revenue for fiscal year 2009 increased $112.3 million, or 11.5%, as compared to fiscal year 2008. The increase primarily resulted from the following:

Training & Mentoring: Revenue of $732.3 million increased $45.8 million, or 6.7%, primarily due to increases in our CivPol security services in Iraq, Palestine, Liberia and Haiti, offset by a decline in CivPol security services in Afghanistan. Revenue from our CivPol services in Iraq increased $31.0 million, primarily due to higher personnel levels. As a result of new contracts started in early fiscal year 2009, we provided civilian police and security services in Palestine, Liberia and Haiti, which contributed $24.8 million, $4.4 million and $3.6 million in increased revenue in fiscal year 2009, respectively. These increases were partially offset by a decline in CivPol services in Afghanistan of $31.2 million, which was a result of fewer supplies and equipment sales to the customer during fiscal year 2009, as compared to fiscal year 2008, combined with a shift from a fixed-price contract structure in fiscal year 2008 to a cost-reimbursement contract structure in fiscal year 2009. Also contributing to the increase was the increase in WPPS services in Iraq and Pakistan, which increased by a combined $8.9 million and the launch our MNSTC-I program in fiscal year 2009, which generated $6.1 million of revenue. Partially offsetting this increase was reductions in WPPS services in Bosnia, which decreased by $2.2 million.

Logistics: Revenue of $4.7 million was the result of the LOGCAP IV program as work began in March 2009 on awarded task orders in Kuwait.

Operations & Development: Revenue of $347.6 million increased by $62.3 million, or 21.9%, primarily due to the expansion of services in the Philippines and continued progress on our Afghanistan construction projects. Revenue also benefited from our support services, where we provided temporary housing in response to the severe flooding in Iowa during the summer of 2008 and increased mediation and humanitarian services provided in Sudan. These increases were partially offset by a decline in our Africa Peacekeeping program, primarily a result of reductions in current work levels within this program and the completion of the Forward Operating Locations contract and contract termination for a construction project in Nigeria.

Operating Income — Operating income for fiscal year 2009 decreased $45.1 million, or 47.7%, as compared to fiscal year 2008, primarily due to declining margins in our CivPol program, losses on our Afghanistan construction programs and a decline in our Africa Peacekeeping program, as a result of reductions in current work levels. Operating income was also negatively impacted by certain non-reimbursable start up costs related to our new LOGCAP IV contract, which was awarded in early fiscal year 2009. In fiscal year 2009, LOGCAP IV did not contribute significantly to revenue but incurred costs associated with contract set-up and other overhead costs. These declines were partially offset by the successful resolution of approximately $10 million of prior period billing matters on CivPol, and a reduction in SG&A expense, primarily due to specific contract litigation expenses in fiscal year 2008 associated with the WWNS litigation and from our lean infrastructure initiatives focused on controlling SG&A costs.

Global Platform Support Solutions

	Fiscal Years Ended		Change
	April 3, 2009	March 28, 2008
	( Amounts in thousands)
Revenue	$1,311,959	$1,163,586	$148,373
Operating income	$98,702	$31,467	$67,235

Revenue — Revenue for fiscal year 2009 increased $148.4 million, or 12.8%, as compared to fiscal year 2008. The increase primarily resulted from the following:

Aviation Maintenance & Support: Revenue of $527.5 million increased $50.3 million, or 10.5%, for fiscal 2009 as compared to the fiscal year 2008, primarily due to a new contract for logistics services at Ft. Campbell, which started in May 2008, and increased revenue from higher personnel levels in our CFT program.

Counter-Drug and Law Enforcement Aviation: Revenue of $300.7 million decreased $64.5 million, or 17.7%, for fiscal 2009 as compared to the fiscal year 2008, primarily due to scope reductions on the INL programs.

Fleet Management: Revenue of $332.8 million increased $97.7 million, or 41.6%, for fiscal 2009 as compared to the fiscal year 2008, primarily due to our higher deliveries of support equipment on our C-21 and LCCS programs driven by supplemental increases in U.S. government spending for aircraft upgrades to support the global war on terror. Also impacting this revenue increase was an additional $25.5 million in counter narcotics efforts, which began operations in fiscal year 2008 and was fully ramped up in fiscal year 2009.

Land Systems: Revenue of $151.0 million increased $65.3 million, or 76.2%, for fiscal year 2009, as compared to fiscal year 2008. This was primarily driven by an increase in our MRAP program of $71.2 million, which began operations in fiscal year 2008 and was fully ramped up in fiscal year 2009. Also contributing to the increase was revenue associated with our GMC contract due to increased services and the timing of revenue recognition. Partially offsetting this were declines in our marine services and a decrease in threat management systems work.

Operating Income — Operating income for fiscal year 2009 increased $67.2 million, to $98.7 million, as compared to $31.5 million for fiscal year 2008. Operating income benefited from our lean infrastructure initiatives focused on controlling SG&A costs, offset by severance associated with the retiring of our GPSS divisional President. Specific to our SBAs, the increase primarily resulted from the improved mix of contracts with better margins, such as MRAP, as well as improved project management in several key programs. Additionally, we experienced improved profitability on our LCCS program due to stringent cost controls implemented during the year.

Global Linguist Solutions

	Fiscal Years Ended		Change
	April 3, 2009	March 28, 2008
	(Amounts in thousands)
Revenue	$709,132	$3,566	$705,566
Operating income	$39,729	$(6,150)	$45,879

Revenue of $709.1 million increased $705.6 million for fiscal year 2009 as compared to fiscal year 2008. GLS operated throughout fiscal year 2009, whereas operations started at the end of fiscal year 2008.

Operating income of $39.7 million increased $45.9 million in fiscal year 2009 as compared to fiscal year 2008. This increase was primarily due to a full year of performance in fiscal year 2009 as compared to fiscal year 2008, which included award fees earned during fiscal year 2009. Operating income earned by GLS benefits net income attributable to DynCorp International LLC by our 51% ownership of the joint venture.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations and borrowings available under our senior secured credit facility are our primary sources of short-term liquidity. We believe our cash flow from operations and our available borrowings will be adequate to meet our liquidity needs for the next twelve months. Our primary use of short term liquidity includes debt service and working capital needs sufficient to pay services or subcontractors prior to receiving payments from our customers. Management believes the Days Sales Outstanding (“DSO”) is an appropriate way to measure our billing and collections effectiveness. Our current DSO, in the low 70s, represents the time it takes to recoup costs incurred to support operations. We believe that we can fund our working capital needs, support growth, and pay our debt related obligations based on the current DSO levels.

Our ability to generate sufficient cash depends on numerous factors beyond our control. We cannot be assured that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs. If the Merger is not consummated we may require additional financing beyond that currently provided by our senior secured credit facility. There can be no assurance that sufficient financing will continue to be available in the future or that it will be available under terms acceptable to us. Failure to obtain sufficient capital could materially hinder our future expansion strategies.

We are required, under certain circumstances as defined in our senior secured credit facility, to annually use a percentage of cash generated from operations to reduce the outstanding principal of our senior secured term loan facility (“Term Loan”). Based on the fiscal year 2010 financial performance and ending balances, we do not expect to make a payment in fiscal year 2011. If the Merger is consummated, the Term Loan will be replaced by a new facility.

Aside from normal recurring operational and financing cash flows, certain significant cash flow events that occurred in fiscal year 2010 are as follows:

•	We spent $24.3 million on senior subordinated note repurchases.

•	We spent $23.4 million on the Term Loan excess cash flow principal payment pertaining to fiscal year 2009 results.

•	We spent approximately $39.7 million to purchase helicopters and ready these helicopters for use, most of which are expected to be deployed on the LOGCAP IV program in fiscal year 2011.

•	We spent approximately $37.9 million on the Phoenix acquisition, net of cash acquired. Additionally, we spent approximately $7.5 million to fund an escrow account to cover future retention bonuses.

•	We spent approximately $5.0 million on the Casals acquisition, net of cash acquired.

Forward Looking Fiscal Year 2011

Aside from normal recurring operational and financing cash flows, we expect certain material cash flows to occur in fiscal year 2011 and beyond as follows:

•

We expect to spend between approximately $5.0 million and $8.0 million in fiscal year 2011 to substantially complete the technology transformation initiative, which began to ramp up during fiscal year 2010.

•

We expect to start deploying helicopters on the LOGCAP IV program on a phase-in basis in the second quarter of fiscal year 2011. We expect to get reimbursed for all of our approximately $39.7 million of costs, net of estimated residual value, over three years which starts as each helicopter is deployed.

•	We expect to make principal payments on our Term Loan of approximately $44.1 million under our normal debt repayment schedule.

Cash Flow Analysis

The following table sets forth cash flow data for the periods indicated therein:

	Fiscal Year Ended
	April 2, 2010	April 3, 2009	March 28, 2008
	(Amounts in thousands)
Net cash provided by operating activities	$90,473	$140,871	$42,361
Net cash used by investing activities	(88,875)	(9,148)	(11,306)
Net cash (used by) provided by financing activities	(79,387)	(16,880)	(48,131)

Fiscal Year 2010 Compared to Fiscal Year 2009

Operating Activities

Cash flows provided by operating activities for fiscal year 2010 was $90.5 million as compared to $140.9 million for fiscal year 2009. Cash generated from operations for fiscal year 2010 benefited from the combination of our continued profitable revenue growth offset by increases in net working capital. The change in net working capital was primarily due to increases in accounts receivable. This increase was due to an increase in revenue and an increase in DSO, which was 71 days as of April 2, 2010, compared to 60 days at April 3, 2009. This increase in DSO was primarily due to longer review cycles for our DoS invoices due to increased scrutiny of the detailed support of our invoices. Also, contributing to the increase was a payment term increase on the CFT contract. Our expectation going forward is for DSO to fall in the high 60s to low 70s on an ongoing basis.

Investing Activities

Cash used in investing activities was $88.9 million for fiscal year 2010 as compared to $9.1 million for fiscal year 2009. This increase was primarily due to the acquisitions of Phoenix and Casals and the purchase of helicopter assets as compared to fiscal year 2009 where we made routine fixed assets and software purchases.

Financing Activities

Cash used in financing activities was $79.4 million for fiscal year 2010 as compared to $16.9 million of cash used in financing for fiscal year 2009. This increase was primarily due to the $23.4 excess cash flow payment on the senior credit facility, the $24.3 million bond repurchases and $28.1 million in dividend payments to noncontrolling interest holders as compared to $6.0 million of noncontrolling interest holders in fiscal year 2009.

Fiscal Year 2009 Compared to Fiscal Year 2008

Operating Activities

Cash provided by operating activities for fiscal year 2009 was $140.9 million, as compared to $42.4 million cash provided by operations for fiscal year 2008. Our increase in operating cash flow for the 2009 fiscal year was primarily the result of higher cash generated from operations, partially offset by a reduction in cash from an increase in our net working capital. Cash generated from operations benefited from the combination of our continued revenue growth from new contracts and improved operating efficiency. The change in net working capital was primarily due to an increase in accounts receivable. Net of revenue growth, our accounts receivable actually improved due to billing and collection efficiencies implemented during fiscal year 2009. As a result of these efforts, DSO decreased from 73 days as of March 28, 2008 to 60 days as of April 3, 2009.

Investing Activities

Cash used in investing activities was $9.1 million for fiscal year 2009, as compared to $11.3 million for fiscal year 2008. This use of cash from investing activities was primarily a result of the combination of fewer property plant and equipment and software purchases during fiscal year 2009, as compared to such purchases in fiscal year 2008.

Financing Activities

Cash used in financing activities was $16.9 million for fiscal year 2009, as compared to $48.1 million for fiscal year 2008. The cash used in financing activities during the fiscal year 2009 was primarily a result of the $8.2 million net effect of extinguishing debt and issuing new debt discussed below, as well as in Note 7 of our consolidated financial statements. Cash used of $48.1 million in financing activities for fiscal year 2008 was due primarily to repayments of principal on debt. The chart below does not take into account any refinancing (or new financing) in connection with the Merger.

Financing

The following table does not reflect any refinancing in connection with the Merger. Long-term debt consisted of:

	April 2, 2010	April 3, 2009
	(Amounts in thousands)
Term loans	$176,637	$200,000
9.5% senior subordinated notes	375,510	399,912

	552,147	599,912
Less current portion of long-term debt	(44,137)	(30,540)

Total long-term debt	$508,010	$569,372

Senior Secured Credit Facility — On July 28, 2008, we entered into a senior secured credit facility (“Credit Facility”) consisting of a Term Loan of $200.0 million and a senior secured revolving credit facility (“Revolving Facility”) of up to $200.0 million. Borrowings under our Term Loan and Revolving Facility bear interest at a rate per annum equal to LIBOR, plus an applicable margin determined by reference to the leverage ratio, as set forth in the credit agreement (the “Applicable Margin”), or the Base Rate, which is the higher of the (i) Prime Rate or the (ii) Federal Funds Rate plus one half of one percent plus the Applicable Margin, at our election. The Applicable Margin for LIBOR as of April 2, 2010 was 2.25%, and the LIBOR rate was 0.28% resulting in a 2.53% interest rate on our Term Loan, which excludes the impact of our interest rate swaps. We are authorized to utilize $125 million of the $200 million available borrowing capacity for letters of credit of which we had $30.0 million outstanding as of April 2, 2010.

Borrowings under the Credit Facility are secured by substantially all of our assets and the capital stock of our subsidiaries. Our available borrowing capacity under the Revolving Facility totaled $170.0 million as of April 2, 2010, which gives effect to $30.0 million of outstanding letters of credit under the letter of credit sub facility. With respect to each letter of credit, a quarterly commission in an amount equal to the face amount of such letter of credit multiplied by the Applicable Margin and a nominal fronting fee are required to be paid. Additionally, we incur interest expense for the unused portion of the revolving credit facility based on the Applicable Margin. As of April 2, 2010, the rate we paid for our letters of credit was 2.375%. Additionally, as of April 2, 2010 the fee we paid for unused commitments under the revolving facility was 0.375%.

On March 6, 2009, we amended our senior secured credit facility. This amendment revised certain excess cash flow repayment requirements as defined under our existing secured credit agreement, and expanded our ability to repurchase Our Parent’s common stock to include the right to redeem a portion of the 9.5% senior subordinated notes due 2013 issued by our wholly owned subsidiary DynCorp International LLC We made a $23.4 million principal payment in July 2009 as required by our senior secured credit facility.

The Term Loan principal installments are due: September 2010 for $14.1 million, $15.0 million in quarterly installments from December 2010 through June 2011, $13.5 million in quarterly payments from September 2011 through June 2012, and a final principal payment of $63.5 million in August 2012, the Term Loan expiration date.

In April 2007, we entered into interest rate swap agreements to hedge our exposure to cash flows related to our Credit Facility. These agreements are more fully described in Note 10 to our consolidated financial statements and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk.”

The Credit Facility contains various financial covenants, including minimum interest and leverage ratios, and maximum capital expenditures limits. Non-financial covenants restrict our ability to dispose of assets; incur additional indebtedness, prepay other indebtedness or amend certain debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; issue certain equity instruments; make acquisitions; engage in mergers or consolidations or engage in certain transactions with affiliates; and otherwise restrict certain corporate activities. We were in compliance with these various financial and non-financial covenants as of April 2, 2010. A change of control is an Event of Default under the Credit Facilities and triggers certain rights and remedies of the Lenders including acceleration of the obligations. A change of control would be triggered in the event we close the proposed Merger. We anticipate that all outstanding indebtedness under the Credit Facility will be repaid concurrently with the proposed Merger.

Senior Subordinated Notes — In February 2005, we completed an offering of $320.0 million in aggregate principal amount of our 9.5% senior subordinated notes due 2013. Proceeds from the original issuance of the senior subordinated notes, net of fees, were $310.0 million and were used to pay the consideration for, and fees and expenses relating to our 2005 formation as an independent company from Computer Science Corporation. Interest on the senior subordinated notes is due semi-annually. The senior subordinated notes are general unsecured obligations of our Company and certain guarantor subsidiaries and contain certain covenants and restrictions, which limit ability to pay dividends to Our Parent.

In July 2008, we completed a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended, of $125.0 million in aggregate principal amount of additional 9.5% senior subordinated notes, which were issued under the same indenture as the senior subordinated notes issued in February 2005. The total outstanding senior subordinated notes as of April 2, 2010 were $375.5 million, including the impact of the unamortized discount. Net proceeds from the additional offering of senior subordinated notes were used to refinance our then existing senior secured credit facility, to pay related fees and expenses and for general corporate purposes. The senior subordinated notes mature on February 15, 2013. The additional senior subordinated notes were issued at approximately a 1.0% discount totaling $1.2 million on the issuance date. Deferred financing fees associated with this offering totaled $4.7 million, which was recorded in fiscal year 2009. Our registration statement with respect to these notes was declared effective on January 13, 2009. We launched an exchange offer for the notes that ended on February 11, 2009.

The senior subordinated notes contain various covenants that restrict our ability to make certain payments including declaring or paying certain dividends, purchasing or retiring certain equity interests, prepaying or retiring indebtedness subordinated to the senior subordinated notes, or make certain investments unless we meet certain financial thresholds including a Fixed Coverage Ratio (as defined in the senior subordinated notes) above 2.0. Additionally, the senior subordinated notes restrict our ability to incur additional indebtedness; sell assets, engage in certain transactions with affiliates; create liens on assets; make acquisitions; engage in mergers or consolidations; and otherwise restrict certain corporate activities. We were in compliance with these various financial and non-financial covenants as of April 2, 2010.

We can redeem the senior subordinated notes, in whole or in part, at defined redemption prices, plus accrued interest through the redemption date. The senior subordinated notes may require us to repurchase the senior subordinated notes at defined prices in the event of certain specified triggering events, including but not limited to, certain asset sales, change-of-control events, and debt covenant violations. Under a Board authorized program covering fiscal year 2009 and fiscal year 2010, we paid down a certain portion of our senior subordinated notes. In fiscal year 2009, we redeemed approximately $16.1 million face value of our senior subordinated notes in the open market for $15.4 million, including applicable transaction fees and recorded a $0.3 million gain. In fiscal year 2010, we redeemed $24.7 million in face value of our senior subordinated notes for $24.3 million including applicable fees. The fiscal year repurchases, when including the impact of the discount and deferred financing fees, produced an overall loss of $0.1 million for fiscal year 2010.

Pursuant to the Merger Agreement, if requested by Merger Parent, we will promptly commence (or, at Merger Parent’s choice, assist Merger Parent or its affiliates in a third party commencement of) an offer to purchase and related consent solicitation with respect to all of the outstanding aggregate principal amount of the then outstanding 9.50% senior subordinated notes due 2013 on the terms and conditions as are reasonably requested by Merger Parent (including amendments to the terms and provisions of the related indenture as reasonably requested by Merger Parent and reasonably satisfactory to the Company) (including the related consent solicitation) and Merger Parent is obligated to assist us in connection therewith. The closing of any such debt tender offer shall be conditioned on the occurrence of the closing of the Merger. In no event will the Company be obligated to consummate any such debt tender offer unless the Merger has occurred or is occurring concurrently with the consummation of such debt tender offer and sufficient funds are available from the financing to pay all consideration for the purchase of such 9.50% senior subordinated notes. The holders of the senior subordinated notes have the right to reject the tender offer and if so, the senior subordinated notes would remain outstanding.

Alternatively, if the required consents have not been received in such debt tender offer, or are not reasonably likely to be received or if Merger Parent determines not to request the commencement of the debt tender offer, then at Merger Parent’s written request, the Company is obligated to use commercially reasonable efforts to promptly take all actions necessary and required to effect the satisfaction and discharge of the 9.50% senior subordinated notes effective upon the closing of the Merger, provided, that the Company shall not be obligated to take any such alternative actions unless it has received from Merger Parent the amounts required to deposit with the trustee to pay the redemption price for such notes as required pursuant to such indenture and pay or cause to be paid all other sums payable pursuant to the such indenture in connection therewith.

Contractual Commitments

The following table represents our contractual commitments associated with our debt and other obligations as of April 2, 2010:

	Fiscal Years Ended
	2011	2012	2013	2014	2015	Thereafter	Total
	(Amounts in thousands)
Term Loan (1)	$44,137	$55,500	$77,000	—	—	—	$176,637
Senior subordinated notes	—	—	376,219	—	—	—	376,219
Operating leases (2)	16,233	15,833	15,394	12,948	11,072	40,403	111,883

	Fiscal Years Ended
	2011	2012	2013	2014	2015	Thereafter	Total
	(Amounts in thousands)
Interest on indebtedness (3)	41,340	39,977	36,962	—	—	—	118,279
Management fee (4)	300	300	300	300	300	300	1,800
Contingent earn-out consideration & compensation estimate	1,173	—	—	—	—	—	1,173
Interest rate swap (5)	1,634	—	—	—	—	—	1,634
Interpretation 48 liabilities including interest and penalties (6)	480	2,187	10,079	—	—	—	12,746

Total contractual obligations	$105,297	$113,797	$515,954	$13,248	$11,372	$40,703	$800,371

(1)	Includes mandatory payment of Term Loan with excess cash flow. See Note 7 to our consolidated financial statements.
(2)	For additional information about our operating leases, see Note 8 to our consolidated financial statements.
(3)	Represents interest expense calculated using interest rates of: (i) 9.5% on the senior subordinated notes, (ii) Term Loan Principal applied to the April 2, 2010 interest rate of 2.53%, excluding the impact of our swaps (iii) assumes the current letter of credit level multiplied by 2.375% and (iv) 0.375% interest rate applied to unutilized revolver borrowing capacity utilizing the April 2, 2010 level.
(4)	Represents the annual management fee paid to Veritas Capital to provide us general business management, financial, strategic and consulting services. Our obligation to pay this fee will terminate upon a change of control. For additional information on the management fee, see Note 14 to our consolidated financial statements.
(5)	Represents the value of the confirmed settlement payments as of April 2, 2010.
(6)	The settlement date is estimated to occur in the fiscal year that that statute of limitations elapses.

Backlog

For a detailed discussion on backlog, see “Item 1. Business — Backlog.”

Estimated Remaining Contract Value

For a detailed discussion on estimated remaining contract value, see “Item 1. Business — Estimated Remaining Contract Value.”

Estimated Total Contract Value

For a detailed discussion on estimated total contract value, see “Item 1. Business — Estimated Total Contract Value.”

Off-Balance Sheet Arrangements

As of April 2, 2010, we did not have any off balance sheet arrangements as defined under SEC rules.

Effects of Inflation

We have generally been able to anticipate increases in costs when pricing our contracts. Bids for longer-term fixed-price and time-and-materials type contracts typically include sufficient labor and other cost escalations in amounts expected to cover cost increases over the period of performance. Consequently, because costs and revenue include an inflationary increase commensurate with the general economy in which we operate, net income attributable to DynCorp International LLC as a percentage of revenue has not been materially impacted by inflation.

Critical Accounting Policies and Estimates

The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions to determine reported amounts of certain assets, liabilities, revenue and expenses and the disclosure of related contingent assets and liabilities. These estimates and assumptions are based upon information available at the time of the estimates or assumptions, including our historical experience, where relevant. These significant estimates and assumptions are reviewed quarterly by management This evaluation process includes a thorough review of key estimates and assumptions used in preparing our financial statements. Because of the uncertainty of factors surrounding the estimates, assumptions and judgments used in the preparation of our financial statements, actual results may differ from the estimates, and the difference may be material.

Our critical accounting policies and estimates are those policies and estimates that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following represents our critical accounting policies that incorporate significant estimates. For a summary of all of our significant accounting policies, see Note 1 to our consolidated financial statements included in this Annual Report. Management and our external auditors have discussed our critical accounting policies and estimates with the Audit Committee of Our Parent’s board of directors.

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

Federal Government Contracts — For all non-construction and non-software U.S. federal government contracts or contract elements, we apply the guidance in ASC 912 — Contractors-Federal Government. We apply the combination and segmentation guidance in ASC 605-35 Revenue-Construction-Type and Production-Type Contracts, under the guidance of ASC 912, in analyzing the deliverables contained in the applicable contract to determine appropriate profit centers. Revenue is recognized by profit center using the percentage-of-completion method or completed contract method. The completed contract method is sometimes used when reliable estimates cannot be supported for percentage-of-completion method recognition or for short duration projects when the results of operations would not vary materially from those resulting from use of the percentage-of-completion method. Until complete, project costs are maintained in work-in-progress, a component of inventory.

Projects under our U.S. federal government contracts typically have different pricing mechanisms that influence how revenue is earned and recognized. These pricing mechanisms are classified as cost-plus-fixed-fee, fixed-price, cost-plus-award-fee or time-and-materials (including unit-price/level-of-effort contracts). Any of these contract types can be executed under an Indefinite-Delivery Indefinite-Quantity (“IDIQ”) contract, which does not represent a firm order for services. As a result, the exact timing and quantity of delivery and pricing mechanism for IDIQ profit centers are not known at the time of contract award, but they can contain any type of pricing mechanism.

Revenue on projects with a fixed-price or fixed-fee, including award fees, is generally recognized based on progress towards completion over the contract period, measured by either output or input methods appropriate to the services or products provided. For example, “output measures” can include period of service, such as for aircraft fleet maintenance, and units delivered or produced, such as aircraft for which modification has been completed. “Input measures” can include a cost-to-cost method, such as for procurement-related services.

Revenue on time-and-materials projects is recognized at contractual billing rates for applicable units of measure (e.g. labor hours incurred, units delivered).

Construction Contracts or Contract Elements — For all construction contracts or contract elements, revenue is recognized by profit center using the percentage-of-completion method.

Software Contracts or Contract Elements — It is our policy to review any arrangement containing software or software deliverables using applicable GAAP for software revenue recognition, as discussed further in Note 1 to our consolidated financial statements for fiscal year 2010. We have not historically sold software on a separate, standalone basis. As a result, software arrangements are typically accounted for as one unit of accounting and are recognized over the service period, including the period of post-contract customer support.

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

In evaluating the realizability of our deferred tax assets, we assess the need for any related valuation allowances or adjust the amount of any allowances, if necessary. Valuation allowances are recognized to reduce the carrying value of deferred tax assets to amounts that we expect are more-likely-than-not to be realized. Valuation allowances applicable to our company primarily relate to the deferred tax assets established for certain tax credit carryforwards and net operating loss carryforwards for U.S. and non-U.S. subsidiaries. We assess such factors as our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets in determining the need for or sufficiency of a valuation allowance. Failure to achieve forecasted taxable income in the applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings. Implementation of different tax structures in certain jurisdictions could also impact the need for certain valuation allowances.

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

On March 31, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” an Interpretation of Statement of Financial Accounting Standards No. 109 (“FIN No. 48”), which has been incorporated into ASC 740 – Income Taxes. ASC 740 addresses the determination of whether tax benefits claimed, or expected to be claimed, on a tax return should be recorded in the financial statements. Under ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information.

ASC 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

We believe we have adequately provided for any reasonably foreseeable outcome related to these matters, and our future results may include favorable or unfavorable adjustments to our estimated tax liabilities. To the extent that the expected tax outcome of these matters changes, such changes in estimate will impact the income tax provision in the period in which such determination is made.

Equity-Based Compensation Expense

We have adopted the provisions of, and accounted for, equity-based compensation in accordance with ASC 718-Stock Based Compensation. Under the fair value recognition provisions, equity-based compensation expense is measured using the grant date fair value for equity awards or is revalued each accounting period for liability awards. See Note 1 for further information regarding the ASC 718 disclosures.

We currently have two types of share-based payment awards which are Class B membership interests in DIV Holding LLC (the “Class B membership interests”) and RSUs. The RSUs can be structured as service based or performance based. Our RSUs are classified as liability awards under GAAP and are revalued based on Our Parent’s closing stock price at the end of each accounting period. The Class B membership interests are equity awards under GAAP. Class B membership interests are valued at the grant date using a discounted cash flow technique to arrive at a fair value of the Class B membership interests. Our fair value analysis includes the following variables: Our Parent’s stock price, outstanding common shares, DIV Holding LLC ownership percentage, remaining preference to Class A holders, and a discount for lack of marketability. The discount for lack of marketability for each grant was estimated on the date of grant using the Black-Scholes-Merton put-call parity relationship computation.

The determination of the fair value of the Class B membership interests is affected by Our Parent’s stock price, as well as assumptions including volatility, the risk-free interest rate and expected dividends. We base the risk-free interest rate that we use in the pricing model on a forward curve of risk-free interest rates based on constant maturity rates provided by the U.S. Treasury. We have not paid, and do not anticipate paying, any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the pricing model.

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data and probable future events, including the proposed Merger to estimate forfeitures, and record stock-based compensation expense only for those awards that are expected to vest. Our share-based payment awards vest ratably, based on vesting terms which typically range from one to five years, over the requisite service periods, which differ from our recognition of compensation expense that is recognized on an accelerated graded basis, over the requisite service period for each separately vesting portion of the award.

Impairment of Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. In accordance with ASC 350-20 — Intangibles-Goodwill, we evaluate goodwill for impairment annually and when an event occurs or circumstances change to suggest that the carrying value may not be recoverable. Our annual testing date is at the fiscal end of February of each fiscal year. We also assess goodwill at the end of a quarter if a triggering event occurs. In determining whether an interim triggering event has occurred, management monitors (i) the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test, (ii) significant changes to future expectations (iii) and our market capitalization, which is based on Our Parent’s average stock price and average common shares over a recent timeframe.

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

The combined estimated fair value of all of our reporting units from the weighted total of the market approach and income approach often results in a premium over our market capitalization, commonly referred to as a control premium. The calculated control premium percentage is evaluated and compared to an estimated acceptable midpoint percentage. In the event that the calculated control premium is above this midpoint, a portion of the excess control premium is allocated to reduce the fair value of each reporting unit in order to further assess whether any reporting units have incurred goodwill impairment. Assessing the acceptable control premium percentage requires judgment and is impacted by external factors such as observed control premiums from comparable transactions derived from the prices paid on recent publicly disclosed acquisitions in our industry.

As announced on April 6, 2009, we changed from reporting financial results on the three segments utilized in fiscal year 2009 to reporting three new segments beginning with fiscal year 2010. The goodwill carrying value was reallocated to the three new operating segments using a relative fair value approach based on the new reporting unit structure. Under the new structure, we have six reporting units, two of which have no allocated goodwill carrying value. The remaining four reporting units were allocated goodwill based on relative fair values as required under ASC 350 — Intangibles-Goodwill and Other, all of which had estimated fair values that substantially exceeded their carrying values.

Recent Accounting Pronouncements

The information regarding recent accounting pronouncements is included in Note 1 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report, which is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to market risk, primarily relating to potential losses arising from adverse changes in interest rates and foreign currency exchange rates. For a further discussion of market risks we may encounter, see “Item 1A. Risk Factors”.

Interest Rate Risk

We have interest rate risk relating to changes in interest rates on our variable rate debt. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments. Our 9.5% senior subordinated notes represent our fixed rate debt, which totaled $375.5 million, including unamortized discount, as of April 2, 2010. Our Term Loan and Revolving Facility represent our variable rate debt. As of April 2, 2010, the balance of our Term Loan was $176.6 million, and we had no borrowings under our Revolving Facility. Borrowings under our variable rate debt bear interest, based on our option, at a rate per annum equal to LIBOR, plus the Applicable Margin or the Base Rate plus the Applicable Margin. The Term Loan interest rate at April 2, 2010 was made up of a 2.25% Applicable Margin plus a 0.28% LIBOR rate totaling 2.53%, which excludes the impact of our interest rate swaps. Each quarter point change in interest rates on our outstanding variable rate debt as of April 2, 2010 results in approximately $0.4 million change in annual interest expense.

During fiscal year 2008, in order to mitigate interest rate risk related to our Term Loan, we entered into three interest rate swap agreements with notional amounts totaling $275 million. These interest rate swaps effectively fixed the interest rate, including the Applicable Margin, on the first $275 million of our debt indexed to LIBOR. The notional principal of $75 million, which was covered through September 2008, expired and the remaining $176.6 million is protected through May 22, 2010. Subsequently, all of the Term Loan and Revolving Facility will be subject to variable interest rate risk. See Note 10 to our consolidated financial statements for further discussion on the interest rate swaps.

Our Term Loan and Revolving Facility are structured through a syndicate of banks and are not actively traded. Our 9.5% senior subordinated notes are publicly traded and had a quoted aggregate market value of approximately $383.4 million based on an actual market trade price of 102.19 on April 2, 2010.

Foreign Currency Exchange Rate Risk

We are exposed to changes in foreign currency rates. At present, we do not utilize any derivative instruments to manage risk associated with foreign currency exchange rate fluctuations. The functional currency of certain foreign operations is the local currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates, while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as accumulated other comprehensive (loss) income. Our foreign currency transactions were not material as of April 2, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of DynCorp International LLC

Falls Church, Virginia

We have audited the accompanying consolidated balance sheets of DynCorp International LLC, a wholly owned subsidiary of DynCorp International Inc., and subsidiaries (the “Company”) as of April 2, 2010 and April 3, 2009, and the related consolidated statements of income, member’s equity, and cash flows for the fiscal years ended April 2, 2010, April 3, 2009, and March 28, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DynCorp International LLC and subsidiaries as of April 2, 2010 and April 3, 2009, and the results of their operations and their cash flows for the fiscal years ended April 2, 2010, April 3, 2009, and March 28, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the Company changed its method of accounting for noncontrolling interests in consolidated subsidiaries and retrospectively adjusted all periods presented in the consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 2, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 15, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Fort Worth, Texas

June 15, 2010

DYNCORP INTERNATIONAL LLC

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	April 2, 2010	April 3, 2009	March 28, 2008
	(Amounts in thousands, except per share data)
Revenue	$3,585,262	$3,101,093	$2,139,761
Cost of services	(3,225,593)	(2,768,962)	(1,859,666)
Selling, general and administrative expenses	(106,401)	(103,583)	(117,919)
Depreciation and amortization expense	(41,639)	(40,557)	(42,173)

Operating income	211,629	187,991	120,003
Interest expense	(55,650)	(58,782)	(55,374)
Loss on early extinguishment of debt, net	(146)	(4,131)	—
Earnings from affiliates	5,202	5,223	4,758
Interest income	542	2,195	3,062
Other income, net	1,035	145	199

Income before income taxes	162,612	132,641	72,648
Provision for income taxes	(51,893)	(41,995)	(27,999)

Net income	110,719	90,646	44,649
Noncontrolling interests	(24,631)	(20,876)	3,306

Net income attributable to DynCorp International LLC	$86,088	$69,770	$47,955

See notes to consolidated financial statements.

DYNCORP INTERNATIONAL LLC

CONSOLIDATED BALANCE SHEETS

	Fiscal Years Ended
	April 2, 2010	April 3, 2009
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$122,433	$200,222
Restricted cash	15,265	5,935
Accounts receivable, net of allowances of $68 and $68	865,156	564,432
Prepaid expenses and other current assets	96,159	124,214

Total current assets	1,099,013	894,803
Property and equipment, net	55,233	18,338
Goodwill	451,868	420,180
Tradename	18,976	18,318
Other intangibles, net	122,040	142,719
Deferred income taxes	5,071	12,788
Other assets, net	30,416	32,068

Total assets	$1,782,617	$1,539,214

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$44,137	$30,540
Accounts payable	347,068	160,419
Accrued payroll and employee costs	141,132	137,993
Deferred income taxes	18,002	8,278
Other accrued liabilities	111,198	111,590
Income taxes payable	11,358	5,986

Total current liabilities	672,895	454,806
Long-term debt, less current portion	508,010	569,372
Other long-term liabilities	8,434	6,779

Total liabilities	1,189,339	1,030,957
Commitments and contingencies
Member’s equity:
Member’s Units (100 outstanding)	331,876	331,008
Retained earnings	265,643	179,555
Purchases of Our Parent’s common stock	(8,942)	(8,618)
Accumulated other comprehensive loss	(1,121)	(4,424)

Total member’s equity attributable to DynCorp International LLC	587,456	497,521
Noncontrolling interests	5,822	10,736

Total member’s equity	593,278	508,257

Total liabilities and member’s equity	$1,782,617	$1,539,214

See notes to consolidated financial statements.

DYNCORP INTERNATIONAL LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	April 2, 2010	April 3, 2009	March 28, 2008
	(Amounts in thousands)
Cash flows from operating activities
Net income	$110,719	$90,646	$44,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,578	41,634	43,492
Loss on early extinguishment of debt, net	146	4,131	—
Amortization of deferred loan costs	3,894	3,694	3,015
Allowance for losses on accounts receivable	24	(185)	(923)
Earnings from affiliates	(5,202)	(5,223)	(4,758)
Distributions from affiliates	2,988	2,439	2,651
Deferred income taxes	15,981	34,273	(1,017)
Equity-based compensation	2,863	1,883	4,599
Other	4,062	(475)	(686)
Changes in assets and liabilities:
Restricted cash	(9,330)	5,373	8,916
Accounts receivable	(289,291)	(50,896)	(49,675)
Prepaid expenses and other current assets	24,161	(18,934)	(36,123)
Accounts payable and accrued liabilities	182,238	36,441	31,679
Income taxes payable	4,642	(3,930)	(3,458)

Net cash provided by operating activities	90,473	140,871	42,361
Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	(42,889)	—	—
Purchase of property and equipment	(39,335)	(4,684)	(6,081)
Purchase of computer software	(6,711)	(2,596)	(1,657)
Contributions to equity method investees	—	(2,233)	(3,366)
Other investing activities	60	365	(202)

Net cash used in investing activities	(88,875)	(9,148)	(11,306)
Cash flows from financing activities
Borrowings on long-term debt	193,500	323,751	—
Payments on long-term debt	(242,126)	(315,538)	(37,832)
Payments of deferred financing cost	13	(10,790)	—
Repurchase of Our Parent’s common shares	(712)	(8,618)	—
Borrowings under other financing arrangements	—	26,254	7,423
Payments under other financing arrangements	(2,011)	(26,628)	(18,408)
Excess tax benefits from equity-based compensation	35	184	686
Receipt of proceeds on note receivable from DIFZ sale	—	500	—
Payments of dividends to noncontrolling interests	(28,086)	(5,995)	—

Net cash used in financing activities	(79,387)	(16,880)	(48,131)

Net (decrease) increase in cash and cash equivalents	(77,789)	114,843	(17,076)
Cash and cash equivalents, beginning of year	200,222	85,379	102,455

Cash and cash equivalents, end of year	$122,433	$200,222	$85,379

Income taxes paid, net of refunds	18,686	19,292	36,740
Interest paid	52,824	58,782	53,065
Non-cash sale of DIFZ, including related financing	—	9,545	—

See notes to consolidated financial statements

DYNCORP INTERNATIONAL LLC

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY

	Member’s Units	Retained Earnings	Our Parent’s Common Stock	Other Accumulated Comprehensive Income (Loss)	Member’s Equity Attributable to DynCorp International LLC	Noncontrolling Interests	Total Equity
Balance at March 30, 2007	$316,633	$63,205	$—	$(164)	$379,674	$—	$379,674
Comprehensive income (loss):
Net income	—	44,649	—	—	44,649	—	44,649
Interest rate swap, net of tax	—	—	—	(7,174)	(7,174)	—	(7,174)
Interest rate cap, net of tax				276	276		276
Currency translation adjustment, net of tax	—	—	—	148	148	—	148

Comprehensive income	—	44,649	—	(6,750)	37,899	—	37,899
Noncontrolling interests	—	3,306	—	—	3,306		3,306

Comprehensive income attributable to DynCorp International LLC	—	47,955	—	(6,750)	41,205	—	41,205
FIN 48 Adoption Adjustment		$(1,375)			$(1,375)		(1,375)
Net Income and comprehensive income attributable to noncontrolling interests	—		—	—	—	(3,306)	(3,306)
Equity-based compensation	4,095	—	—	—	4,095	—	4,095
Tax benefit associated with equity-based compensation	686	—	—	—	686	—	686
Dividends paid to noncontrolling interests			—	—	—	—	—

Balance at March 28, 2008	$321,414	$109,785	$—	$(6,914)	$424,285	$(3,306)	$420,979

Comprehensive income (loss):
Net income	—	90,646	—	—	90,646	—	90,646
Interest rate swap, net of tax	—	—	—	3,212	3,212	—	3,212
Currency translation adjustment, net of tax	—	—	—	(722)	(722)	—	(722)

Comprehensive income	—	90,646	—	2,490	93,136	—	93,136
Noncontrolling interests	—	(20,876)	—	—	(20,876)		(20,876)

Comprehensive income attributable to DynCorp International LLC	—	69,770	—	2,490	72,260	—	72,260
Net Income and comprehensive income attributable to noncontrolling interests	—		—	—	—	20,876	20,876
Sale of noncontrolling interest in DIFZ	9,220	—	—	—	9,220	—	9,220
DIFZ financing, net of tax	325	—	—	—	325	—	325
Purchases of Our Parent’s common shares	—	—	(8,618)	—	(8,618)	—	(8,618)
Equity-based compensation	(135)	—	—	—	(135)	—	(135)
Tax benefit associated with equity-based compensation	184	—	—	—	184	—	184
Dividends paid to noncontrolling interests			—	—	—	(6,834)	(6,834)

Balance at April 3, 2009	$331,008	$179,555	$(8,618)	$(4,424)	$497,521	$10,736	$508,257

Comprehensive income (loss):
Net income	—	110,719	—	—	110,719	—	110,719
Interest rate swap, net of tax	—	—	—	3,244	3,244	—	3,244
Currency translation adjustment, net of tax	—	—	—	59	59	—	59

Comprehensive income	—	110,719	—	3,303	114,022	—	114,022
Noncontrolling interests	—	(24,631)	—	—	(24,631)	—	(24,631)

Comprehensive income attributable to DynCorp International LLC	—	86,088	—	3,303	89,391	—	89,391
Net Income and comprehensive income attributable to noncontrolling interests	—	—	—	—	—	24,631	24,631
DIFZ financing, net of tax	400	—	—	—	400	—	400
Purchases of Our Parent’s common shares	—	—	(712)	—	(712)	—	(712)
Our Parent’s shares issued to settle RSU liability	92	—	388	—	480	—	480
Equity-based compensation	341	—	—	—	341	—	341
Tax benefit associated with equity-based compensation	35	—	—	—	35	—	35
Dividends declared to noncontrolling interests		—	—	—	—	(29,545)	(29,545)

Balance at April 2, 2010	$331,876	$265,643	$(8,942)	$(1,121)	$587,456	$5,822	$593,278

See notes to consolidated financial statements

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

Note 1 — Significant Accounting Policies and Accounting Developments

DynCorp International LLC and our consolidated subsidiaries. DynCorp International LLC, through its subsidiaries (together, the “Company”), provides defense and technical services and government outsourced solutions primarily to United States (“U.S.”) government agencies domestically and internationally. Primary customers include the U.S. Department of Defense (“DoD”) and U.S. Department of State (“DoS”), but also include other government agencies, foreign governments and commercial customers. DynCorp International Inc., our direct parent (“Our Parent”), has no operations independent of our Company, DynCorp International LLC

Principles of Consolidation

The consolidated financial statements include the accounts of both our domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Generally, investments in which we own a 20% to 50% ownership interest are accounted for by the equity method. These investments are in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies and are not the primary beneficiary as defined in Financial Accounting Standards Codification (“ASC”) ASC 810 — Consolidation. We have no investments in business entities of less than 20%.

We have ownership interests in three active joint ventures that are not consolidated into our financial statements as of April 2, 2010, and are accounted for using the equity method. Economic rights in active joint ventures are indicated by the ownership percentages in the table listed below.

Babcock DynCorp Limited	44.0%
Partnership for Temporary Housing LLC	40.0%
Contingency Response Services LLC	45.0%

The following table sets forth our ownership in joint ventures that are consolidated into our financial statements as of April 2, 2010. For the entities listed below, we are the primary beneficiary as defined in ASC 810 — Consolidation.

Global Linguist Solutions, LLC	51.0%
DynCorp International FZ-LLC	50.0%

Noncontrolling interests

We are required by accounting principles generally accepted in the United States of America (“GAAP”) to consolidate certain joint ventures for which we do not hold a 100% interest. We record the impact of our joint venture partners’ interests in these consolidated joint ventures as noncontrolling interests. Noncontrolling interests is presented on the face of the income statement as an increase or reduction in arriving at net income attributable to DynCorp International LLC Noncontrolling interests on the balance sheet is located in the equity section. Noncontrolling interests recorded on our consolidated balance sheet is increased by earnings of our consolidated joint ventures and reduced for dividends paid to our noncontrolling interest partners. Noncontrolling interests related to DynCorp International FZ-LLC (“DIFZ”) is also impacted by the portion of our noncontrolling interests partner’s dividends, which are applied to the promissory notes in accordance with the sales agreement signed in fiscal year 2009. See Note 14 for additional information regarding the sale of a portion of DIFZ.

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

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

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

Federal Government Contracts — For all non-construction and non-software U.S. federal government contracts or contract elements, we apply the guidance in the ASC 912 — Contractors Federal Government (“ASC 912”). We apply the combination and segmentation guidance in the ASC 605-35- Revenue-Construction Type and Production Type Contracts (“ASC 605-35”) as directed in ASC 912, in analyzing the deliverables contained in the applicable contract to determine appropriate profit centers. Revenue is recognized by profit center using the percentage-of-completion method or completed contract method.

Projects under our U.S. federal government contracts typically have different pricing mechanisms that influence how revenue is earned and recognized. These pricing mechanisms are classified as cost-plus-fixed-fee, fixed-price, cost-plus-award-fee, time-and-materials (including unit-price/level-of-effort contracts), or Indefinite Delivery, Indefinite Quantity (“IDIQ”). The exact timing and quantity of delivery and pricing mechanism for IDIQ profit centers are not known at the time of contract award, but they can contain any type of pricing mechanism.

Revenue on projects with a fixed-price or fixed-fee, including award fees, is generally recognized based on progress towards completion over the contract period measured by either output or input methods appropriate to the services or products provided. For example, “output measures” can include period of service, such as for aircraft fleet maintenance; and units delivered or produced, such as aircraft for which modification has been completed. “Input measures” can include a cost-to-cost method, such as for procurement-related services.

Revenue on time-and-materials projects is recognized at contractual billing rates for applicable units of measure (e.g. labor hours incurred or units delivered).

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

Award fees are recognized based on the guidance in ASC 605-35, as directed by ASC 912. Award fees are excluded from estimated total contract revenue until a historical basis has been established for their receipt or the award criteria have been met including the completion of the award fee period at which time the award amount is included in the percentage-of-completion estimation.

Construction Contracts or Contract Elements — For all construction contracts or contract elements, we apply the combination and segmentation guidance found in ASC 605-35, as directed by ASC — 910 Contractors Construction (“ASC – 910”), in analyzing the deliverables contained in the contract to determine appropriate profit centers. Revenue is recognized by profit center using the percentage-of-completion method.

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

Software Contracts or Contract Elements — It is our policy to review any arrangement containing software or software deliverables against the criteria contained in ASC 985 — Software. In addition, ASC 605-25- Revenue Multiple Element Arrangements, is also applied to determine if any non-software deliverables are outside of the scope of ASC 985 when the software is more than incidental to the products or services as a whole. Under the provisions of ASC 985 software deliverables are separated and contract value is allocated based on Vendor Specific Objective Evidence (“VSOE”). We have never sold software on a separate, standalone basis. As a result, software arrangements are typically accounted for as one unit of accounting and are recognized over the service period, including the period of post-contract customer support. All software arrangements requiring significant production, modification, or customization of the software are accounted for under ASC 605-35, as directed by ASC 985.

Other Contracts or Contract Elements — Our contracts with non-U.S. federal government customers are predominantly multiple-element. Multiple-element arrangements involve multiple obligations in various combinations to perform services, deliver equipment or materials, grant licenses or other rights, or take certain actions. We evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting per the provisions of ASC 605-25 and arrangement consideration is allocated among the separate units of accounting based on their relative fair values. Fair values are established by evaluating VSOE or third-party evidence if available. Due to the customized nature of our arrangements, VSOE and third-party evidence is generally not available resulting in applicable arrangements being accounted for as one unit of accounting under the guidance of ASC 605-25.

We apply the guidance in ASC 605-15 — Revenue Products, or ASC 605-20 — Revenue Services. The timing of revenue recognition for a given unit of accounting will depend on the nature of the deliverable(s) and whether revenue recognition criteria have been met. The same pricing mechanisms found in U.S. federal government contracts are found in other contracts.

Cash and cash equivalents

For purposes of reporting cash and cash equivalents, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash

Restricted cash represents cash restricted by certain contracts in which advance payments are not available for use except to pay specified costs and vendors for work performed on the specific contract. Changes in restricted cash related to our contracts are included as operating activities whereas changes in restricted cash for funds invested as collateral are included as investing activities in the consolidated statements of cash flows. As of April 2, 2010, April 3, 2009, and March 28, 2008, we had no cash restricted as collateral.

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

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts against specific billed receivables based upon the latest information available to determine whether invoices are ultimately collectible. Such information includes the historical trends of write-offs and recovery of previously written-off accounts, the financial strength of the respective customer and projected economic and market conditions. The evaluation of these factors involves subjective judgments and changes in these factors may cause an increase to our estimated allowance for doubtful accounts, which could significantly impact our consolidated financial statements by incurring bad debt expense. Given that we primarily serve the U.S. government, management believes the risk is low that changes in our allowance for doubtful accounts would have a material impact on our financial results.

Property and Equipment

The cost of property and equipment, less applicable residual values, is depreciated using the straight-line method. Depreciation commences when the specific asset is complete, installed and ready for normal use. Depreciation related to equipment purchased for specific contracts is typically included within cost of services, as this depreciation is directly attributable to project costs. We evaluate property and equipment for impairment quarterly by examining factors such as existence, functionality, obsolescence and physical condition. In the event that we experience impairment, we revise the

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Year Ended April 2, 2010, April 3, 2009 and March 28, 2008

useful life estimate and record the impairment as an addition to depreciation expense and accumulated depreciation. Our standard depreciation and amortization policies are as follows:

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

Indefinite-Lived Assets

Indefinite-lived assets, including goodwill and indefinite-lived tradename, are not amortized but are subject to an annual impairment test. The first step of the goodwill impairment test compares the fair value of each of our reporting units with its carrying amount, including indefinite-lived assets. If the fair value of a reporting unit exceeds its carrying amount, the indefinite-lived assets of the reporting unit are not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. We perform the annual test for impairment as of the end of February of each fiscal year. We also perform an annual analysis on our indefinite-lived tradename and test for impairment whenever events occur that indicate an impairment could exist. Based on the results of these tests, no impairment losses were identified for the fiscal years ended April 2, 2010, April 3, 2009, and March 28, 2008. See Note 3 for additional discussion of indefinite-lived assets.

Income Taxes

We file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit by the Internal Revenue Service, most states in the U.S., and by various government agencies representing many jurisdictions outside the U.S.

We use the asset and liability approach for financial accounting and reporting for income taxes in accordance with the Financial Accounting Standards Board (“FASB”) Codification. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is made up of current expense which includes both permanent and temporary differences and deferred expense which only includes temporary differences. Income tax expense is the amount of tax payable for the period plus or minus the change in deferred tax assets and liabilities during the period.

We make a comprehensive review of our portfolio of uncertain tax positions regularly. The accounting for uncertainty in income taxes requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the (i) benefit recognized and measured for financial statement purposes and (ii) the tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. Tax-related interest is classified in interest expense and tax-related penalties are classified in income tax expense. See Note 4 for additional detail regarding uncertain tax positions.

Equity-Based Compensation Expense

We have adopted the provisions of, and accounted for equity-based compensation in accordance with ASC 718-Compensation-Stock Compensation. Under the fair value recognition provisions, equity-based compensation expense is measured at the grant date based on the fair value of the award and is recognized on an graded basis over the requisite service period for each separately vesting portion of the award, adjusted for estimated forfeitures. Our RSUs have been determined to be liability awards; therefore, the fair value of the RSUs is remeasured at each financial reporting date as long as they remain liability awards. See Note 11 for further discussion on equity-based compensation.

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

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

Operating Segments

On April 4, 2009, we announced a reorganization of our business structure to better align with strategic markets and to streamline our infrastructure. Under the new alignment, our three reportable segments were realigned into three new segments, two of which, Global Stabilization and Development Solutions (“GSDS”) and Global Platform Support Solutions (“GPSS”), are wholly-owned, and a third segment, Global Linguist Solutions (“GLS”), is a 51% owned joint venture. The new structure became effective April 4, 2009, the start of our 2010 fiscal year, and is more fully described in Notes 3 and 13 to our consolidated financial statements.

Accounting Developments

Pronouncements Implemented in Fiscal Year 2010

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin No. 51. Certain portions of this statement were incorporated into the ASC 810 — Consolidation. ASC 810 covers several areas including (i) defining the way the noncontrolling interests should be presented in the financial statements and notes, (ii) clarifying that all transactions between a parent and subsidiary are to be accounted for as equity transactions if the parent retains its controlling financial interest in the subsidiary and (iii) requiring that a parent recognize a gain or loss in net income attributable to DynCorp International LLC when a subsidiary is deconsolidated. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted this statement in the first quarter of fiscal year 2010, which changed our presentation of noncontrolling interests on our consolidated statements of income, consolidated balance sheets, consolidated statements of cash flows and consolidated statements of member’s equity. We have applied the newly codified noncontrolling interest rules in ASC 810 retrospectively to the presentation of our balance sheets, statements of income, statements of cash flows and statements of equity.

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

In December 2007, the FASB ratified EITF 07-1, “Accounting for Collaborative Arrangements”. Certain portions of this statement were incorporated into the ASC 808 — Collaborative Arrangements. ASC 808 provides guidance for determining if a collaborative arrangement exists and establishes procedures for reporting revenue and costs generated from transactions with third parties, as well as between the parties within the collaborative arrangement, and provides guidance for financial statement disclosures of collaborative arrangements. ASC 808 became effective for us in the first quarter of fiscal year 2010. The adoption of ASC 808 did not have a material effect on our consolidated financial position or results of operations. We have included additional disclosure on a collaborative arrangement in Note 15.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). Certain portions of this statement were incorporated into both ASC 350 — Intangibles as well as ASC 275 — Risks and Uncertainties. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The applicable portions of the ASC are effective during fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We have applied the newly codified rules for any applicable events and transactions in fiscal year 2010.

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

In April 2009, the FASB issued FSP FAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP FAS 141(R)-1”). Certain portions of this statement were incorporated into ASC 805 — Business Combinations. This clarifies guidance pertaining to contingencies. The updated guidance states that an acquirer shall recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of an asset acquired or a liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, an asset or a liability shall be recognized at the acquisition date if both of the following criteria are met which are (i) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated. We adopted this recently codified guidance in ASC 805 in connection with our acquisitions of Phoenix Consulting Group, Inc. (“Phoenix”) and Casals and Associates, Inc. (“Casals”) as further described in Note 16.

In May 2009, the FASB issued Statement of Financial Standards No. 165 “Subsequent Events (as amended)” (“SFAS No. 165”), which provides guidance on management’s assessment of subsequent events. Certain portions of this statement were incorporated into ASC — 855 Subsequent Events. On February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09 (“ASU 2010-09”), which amends ASC 855 to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures. The new guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. Management must perform its assessment for both interim and annual financial reporting periods. ASU 2010-09 exempts SEC filers from disclosing the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately for financial statements that are issued or available to be issued. We have adopted ASU 2010-09 for any applicable events and transactions as further described in Note 19.

In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). Certain portions of this statement were incorporated into ASC 105 — Generally Accepted Accounting Principles. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. ASC 105 replaced SFAS No. 162, “The Hierarchy of Generally Accepted Accounting and establishes only two levels of GAAP, authoritative and non-authoritative. The codification is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the codification became non-authoritative. As the codification was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

Pronouncements Not Yet Implemented

In June 2009, the FASB issued Statement of Financial Standards No. 167, “Amendments to FASB Interpretation 46(R)” (“SFAS No. 167”) SFAS No. 167 was converted to Accounting Standards Update (“ASU”) No. 2009-17 (“ASU 2009-17”) and was incorporated into ASC 810 — Consolidation once effective. This statement amends the guidance for (i) determining whether an entity is a variable interest entity (“VIE”), (ii) the determination of the primary beneficiary of a variable interest entity, (iii) requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and (iv) changes the disclosure requirements in FIN 46(R)-8. This statement is effective for us beginning April 3, 2010. Management is currently evaluating the effect that adoption of this ASU will have on the company’s consolidated financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). This update (i) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (ii) replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the Fair Value Measurements and Disclosures guidance, (iii) provides a hierarchy that entities must use to estimate the selling price, (iv) eliminates the use of the residual method for allocation, and (v) expands the ongoing disclosure requirements. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. Management is currently evaluating the effect that adoption of this ASU will have on the company’s consolidated financial position and results of operations.

Note 2 — Composition of Certain Financial Statement Captions

The following tables present financial information of certain consolidated balance sheet captions

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

Prepaid expenses and other current assets — Prepaid expenses and other current assets were:

	April 2, 2010	April 3, 2009
	(Amounts in thousands)
Prepaid expenses	$37,974	$61,570
Inventories	14,797	10,840
Available-for-sale inventory	2,250	—
Work-in-process	22,034	33,885
Joint venture receivables	5,188	2,491
Other current assets	13,916	15,428

Total	$96,159	$124,214

Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets. We value our inventory at lower of cost or market. Available-for-sale-inventory is made up of two helicopters that will not be deployed on existing programs. During fiscal year 2010, we recorded $1.2 million of impairment charges to the available-for-sale helicopters on the GPSS segment. The available-for-sale value at April 2, 2010 was based on a preliminary sales price to a potential buyer.

Property and equipment, net — Property and equipment, net were:

	April 2, 2010	April 3, 2009
	(Amounts in thousands)
Helicopters	$37,011	$—
Computers and other equipment	13,668	13,466
Leasehold improvements	8,818	7,435
Office furniture and fixtures	6,697	6,066

Gross property and equipment	66,194	26,967
Less accumulated depreciation	(10,961)	(8,629)

Property and equipment, net	$55,233	$18,338

Depreciation expense was $3.7 million, $3.2 million, and $3.3 million, respectively, for the fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008 including certain depreciation amounts classified as Cost of services. Accumulated depreciation was $11.0 million and $8.6 million at as of April 2, 2010 and April 3, 2009, respectively. The helicopters that are included with Property and equipment were not placed in service as of April 2, 2010.

Other assets, net — Other assets, net were:

	April 2, 2010	April 3, 2009
	(Amounts in thousands)
Deferred financing costs, net	$9,661	$13,828
Investment in affiliates	7,696	8,982
Palm promissory notes, long-term portion	5,900	6,631
Phoenix retention asset	4,765	—
Other	2,394	2,627

Total	$30,416	$32,068

Deferred financing cost is amortized through interest expense. Amortization related to deferred financing costs was $4.2 million, $3.7 million and $3.0 million for the fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008, respectively.

Accrued payroll and employee costs — Accrued payroll and employee costs were:

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

	April 2, 2010	April 3, 2009
	(Amounts in thousands)
Wages, compensation and other benefits	$109,827	$108,879
Accrued vacation	28,958	26,329
Accrued contributions to employee benefit plans	2,347	2,785

Total	$141,132	$137,993

Other accrued liabilities — Accrued liabilities were:

	April 2, 2010	April 3, 2009
	(Amounts in thousands)
Deferred revenue	$30,524	$30,739
Insurance expense	29,912	28,061
Interest expense and short-term swap liability	6,681	11,688
Contract losses	8,615	11,730
Legal matters	11,402	16,993
Unrecognized tax benefit	10,211	5,539
Subcontractor retention	4,365	845
Other	9,488	5,995

Total	$111,198	$111,590

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

During the fourth quarter of fiscal year 2010, we conducted our annual goodwill impairment test for all reporting units. The result of the impairment test did not indicate an impairment had occurred. We also conducted an assessment to compare our market capitalization to the calculated fair value of all of our reporting units. The aggregate valuation of all of our reporting units, including GLS, was greater than our market capitalization. We concluded this excess premium did not materially impact our goodwill impairment conclusion based on various quantitative and qualitative factors. See Note 1 for additional information.

As announced on April 6, 2009, we changed from reporting financial results on the three segments utilized in fiscal year 2009 to reporting three new segments beginning with fiscal year 2010. The three prior operating segments were International Security Services (“ISS”), Logistics and Construction Management (“LCM”) and Maintenance and Technical Support (“MTSS”). Under the new organizational alignment, our three segments are GSDS, GPSS and GLS.

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

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

The goodwill carrying value was reallocated to the three new operating segments using a relative fair value approach based on the new reporting unit structure. The GLS segment has no goodwill carrying value as this distinct service line came into existence after the legacy goodwill carrying value was established. The change in presentation of our goodwill balance by operating segment from April 4, 2009 to April 2, 2010 is included in the following table as well as additional goodwill obtained as a result of the acquisitions of Phoenix and Casals. See Note 16 for additional information regarding our acquisitions.

The carrying amount of goodwill for the fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008 as well as the changes between March 28, 2008 and April 2, 2010 are as follows:

	ISS	LCM	MTSS	GSDS	GPSS	GLS	Total
	(Amounts in thousands)
Balance — March 28, 2008	$340,029	$—	$80,151	$—	$—	$—	$420,180
Goodwill reallocation	(39,935)	39,935	—	—	—	—	—

Balance as of April 3, 2009	300,094	39,935	80,151	—	—	—	420,180
Goodwill reallocation	(300,094)	(39,935)	(80,151)	209,073	211,107	—	—
Phoenix acquisition	—	—	—	28,230	—	—	28,230
Casals acquisition	—	—	—	3,458	—	—	3,458

Balance as of April 2, 2010	$—	$—	$—	$240,761	$211,107	$—	$451,868

Intangible assets for the fiscal years ended April 2, 2010 and April 3, 2009 consist of the following:

	As of April 2, 2010
	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
	(Amounts in thousands, except years)
Other intangible assets:
Customer-related intangible assets	8.5	$293,807	$(189,847)	$103,960
Other	6.6	29,923	(11,843)	18,080

Total Other intangibles		$323,730	$(201,690)	$122,040

Tradename:
Tradename — finite-lived	5.0	$706	$(48)	$658
Indefinite-lived intangible assets — tradename		18,318	—	18,318

Total tradenames		$19,024	$(48)	$18,976

	As of April 3, 2009
	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
	(Amounts in thousands, except years)
Other intangible assets:
Customer-related intangible assets	8.5	$290,716	$(155,142)	$135,574
Other	5.5	15,351	(8,206)	7,145

Total Other intangibles		$306,067	$(163,348)	$142,719

Indefinite-lived intangible assets — Tradename		$18,318	$—	$18,318

Amortization expense for customer-related and other intangibles was $38.9 million, $37.9 million and $40.2 million for the fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008, respectively.

The following schedule outlines an estimate of future amortization based upon the finite-lived intangible assets owned at April 2, 2010:

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

Amortization Expense (1)
(Amounts in thousands)
Estimate for fiscal year 2011	$36,480
Estimate for fiscal year 2012	25,610
Estimate for fiscal year 2013	21,695
Estimate for fiscal year 2014	10,213
Estimate for fiscal year 2015	9,953
Thereafter	18,747

(1)	The future amortization is inclusive of the finite lived intangible-assets and finite-lived tradename.

Note 4 — Income Taxes

The provision for income taxes consists of the following

	Fiscal Year Ended
	April 2, 2010	April 3, 2009	March 28, 2008
	(Amounts in thousands)
Current portion:
Federal	$29,380	$1,127	$22,203
State	2,126	1,197	2,338
Foreign	4,406	5,398	4,475

	35,912	7,722	29,016

Deferred portion:
Federal	15,520	33,199	(1,026)
State	432	1,110	22
Foreign	29	(36)	(13)

	15,981	34,273	(1,017)

Provision for income taxes	$51,893	$41,995	$27,999

Temporary differences, which give rise to deferred tax assets and liabilities, were as follows:

	As of
	April 2, 2010	April 3, 2009
	(Amounts in thousands)
Deferred tax assets related to:
Worker’s compensation accrual	$4,589	$5,956
Accrued vacation	6,777	6,593
Billed and unbilled reserves	2,077	2,683
Completion bonus allowance	4,572	5,269
Accrued severance	739	1,122
Accrued executive incentives	4,984	4,098
Depreciable assets	—	540
Legal reserve	4,102	6,146
Accrued health costs	1,367	726
Leasehold improvements	820	799
Interest rate swap	478	2,549
Suspended loss from consolidated partnership	3,572	8,056
FIN 48 deferred tax asset	10,522	5,955
Contract loss reserve	3,099	4,243
Other accrued liabilities and reserves	1,929	1,221

Total deferred tax assets	49,627	55,956

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

	As of
	April 2, 2010	April 3, 2009
	(Amounts in thousands)
Deferred tax liabilities related to:
Joint ventures-equity method	(1,021)	(1,775)
Prepaid insurance	(2,164)	(8,878)
Customer intangibles	(20,507)	(11,659)
Unbilled receivables	(37,534)	(27,860)
DIFZ sale	(1,332)	(1,274)

Total deferred tax liabilities	(62,558)	(51,446)

Deferred tax (liabilities) assets, net	$(12,931)	$4,510

Deferred tax assets and liabilities are reported as:

	April 2, 2010	April 3, 2009
	(Amounts in thousands)
Current deferred tax (liabilities)	$(18,002)	$(8,278)
Non-current deferred tax assets	5,071	12,788

Deferred tax (liabilities) assets, net	$(12,931)	$4,510

In evaluating our deferred tax assets, we assess the need for any related valuation allowances or adjust the amount of any allowances, if necessary. We assess such factors as our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets in determining the need for or sufficiency of a valuation allowance. Based on this assessment, we concluded no valuation allowances were necessary as of April 2, 2010 and April 3, 2009.

A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	Fiscal Years Ended
	April 2, 2010	April 3, 2009	March 28, 2008
Statutory rate	35.0%	35.0%	35.0%
State income tax, less effect of federal deduction	1.1%	1.4%	2.0%
Noncontrolling interests	(5.3)%	(5.5)%	1.5%
Other	1.1%	0.8%	0.0%

Effective tax rate	31.9%	31.7%	38.5%

Uncertain Tax Positions

We adopted the provisions of FIN No. 48 on March 31, 2007, which was incorporated into ASC 740 — Income Taxes. The amount of unrecognized tax benefits at April 2, 2010 was $12.7 million, of which $2.2 million would impact our effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Amounts in thousands)
Balance at March 31, 2007	$5,881
Additions for tax positions related to current year	1,619
Additions for tax positions taken in prior years
Reductions for tax positions of prior years	(4,786)
Settlements	—
Lapse of statute of limitations	—

Balance at March 31, 2008	$2,714
Additions for tax positions related to current year	4,023
Additions for tax positions taken in prior years	2,025
Reductions for tax positions of prior years

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

(Amounts in thousands)
Settlements	(2,675)
Lapse of statute of limitations	—

Balance at April 3, 2009	$6,087
Additions for tax positions related to current year	1,907
Additions for tax positions taken in prior years	5,133
Reductions for tax positions of prior years
Settlements	(381)
Lapse of statute of limitations	—

Balance at April 2, 2010	$12,746

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on the results of operations or our financial position.

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in our Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. We have recorded a liability of approximately $0.8 million and $0.2 million for the payment of interest and penalties for the years ended April 2, 2010 and April 3, 2009 respectively. For the year ended April 2, 2010, we recognized a net increase of approximately $0.6 million in interest and penalty expense.

We file income tax returns in U.S. federal and state jurisdictions and in various foreign jurisdictions. The statute of limitations is open for U.S. federal for our fiscal year 2008 forward. The statute of limitations for state income tax returns is open for our fiscal year 2005 and forward, with few exceptions, and foreign income tax examinations for the calendar year 2007 forward.

Note 5 — Accounts Receivable

Accounts Receivable, net consisted of the following:

	April 2, 2010	April 3, 2009
	(Amounts in thousands)
Billed, net	$250,166	$220,501
Unbilled	614,990	343,931

Total	$865,156	$564,432

Unbilled receivables as of April 2, 2010 and April 3, 2009 include $44.5 million and $30.7 million, respectively, related to costs incurred on projects for which we have been requested by the customer to begin work under a new contract or extend work under an existing contract, and for which formal contracts or contract modifications have not been executed at the end of the respective periods. This amount includes contract claims of $0.9 million and $5.3 million as of April 2, 2010 and April 3, 2009, respectively. The balance of unbilled receivables consists of costs and fees billable immediately, on contract completion or other specified events, virtually all of which is expected to be billed and collected within one year.

Note 6 — 401(k) Savings Plans

Effective March 1, 2006, we established the DynCorp International Savings Plan (the “Savings Plan”). The Savings Plan is a participant-directed, defined contribution, 401(k) plan for the benefit of employees meeting certain eligibility requirements. The Savings Plan is intended to qualify under Section 401(a) of the U.S. Internal Revenue Code (the “Code”), and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under the Savings Plan, participants may contribute from 1% to 50% of their earnings, except for highly compensated employees who can only contribute up to 10% of their gross salary. Contributions are made on a pre-tax basis, limited to annual maximums set by the Code. The current maximum contribution per employee is sixteen thousand five hundred dollars per calendar year. Company matching contributions are also made in an amount equal to 100% of the first 2% of employee contributions and 50% of the next 6%, up to $10,700 per calendar year are invested in various funds at the discretion of the participant. We incurred Savings Plan expense of approximately $11.6 million, $11.3 million and $10.7 million during fiscal years 2010, 2009 and 2008, respectively. All Savings Plan expenses are fully funded.

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

Note 7 — Long-Term Debt

Long-term debt, including the impact of the discount, consisted of the following:

	Fiscal Years Ended
	April 2, 2010	April 3, 2009
	(Amounts in thousands)
Term loans	$176,637	$200,000
9.5% senior subordinated notes	375,510	399,912

	552,147	599,912
Less current portion of long-term debt	(44,137)	(30,540)

Total long-term debt	$508,010	$569,372

Future maturities of long-term debt for each of the fiscal years subsequent to April 2, 2010 are as follows:

(Amounts in thousands)
2011	$44,137
2012	55,500
2013	453,219
2014	—
2015	—
Thereafter	—

Total long-term debt (including current portion) (1)	$552,856

(1)	The total payoff of $552.9 million is greater than total long-term debt carrying value totaling $552.1 million due to the impact of the unamortized discount.

Senior Secured Credit Facility

On July 28, 2008 we entered into a senior secured credit facility (the “Credit Facility”) consisting of a revolving credit facility of $200.0 million (including a letter of credit sub-facility of $125.0 million) (the “Revolving Facility”) and a senior secured term loan facility of $200.0 million (the “Term Loan”). The maturity date of the Credit Facility is August 15, 2012. To the extent that the letter of credit sub-facility is utilized, it reduces the borrowing capacity on the Revolving Facility.

On July 28, 2008, we borrowed $200.0 million under the Term Loan at the applicable three-month London Interbank Offered Rate (“LIBOR”) plus the applicable margin then in effect and issued an additional $125.0 million in 9.5% senior subordinated notes (see note below) to refinance the existing credit facility and term loan and pay certain transaction costs. The applicable margin for LIBOR as of April 2, 2010 was 2.25% per annum, resulting in an actual interest rate under the Term Loan of 2.53% as of April 2, 2010. The LIBOR rate is partially hedged through our swap agreements, as disclosed in Note 10. Deferred financing fees totaling $4.4 million were expensed in conjunction with the termination of the existing credit facility in the second quarter of fiscal year 2009. Deferred financing fees associated with the Credit Facility totaling $5.2 million were recorded in Other Assets on our consolidated balance sheet in fiscal year 2009. The unamortized deferred financing fees associated with the new Credit Facility totaled $3.5 million as of April 2, 2010. As of April 2, 2010, we had $176.6 million outstanding under our Term Loan at LIBOR plus the Applicable Margin.

Borrowings under the Revolving Facility bear interest at a rate per annum equal to either the Base Rate plus an applicable margin determined by reference to the leverage ratio, as set forth in the Credit Facility (“Applicable Margin”) or LIBOR plus the Applicable Margin. As of April 2, 2010 and April 3, 2009, we had no outstanding borrowings under the Revolving Facility.

On March 6, 2009 we entered into an amendment of our existing secured credit agreement dated as of July 28, 2008 with Wachovia Bank, National Association, as Administrative Agent. In addition to certain other changes, the amendment reduced certain excess cash flow repayment requirements as defined under the Credit Facility and expanded the current ability to repurchase Our Parent’s common stock and include the right to redeem a portion of the 9.5% senior subordinated notes due 2013. As further described in Note 9, Our Parent’s board of directors approved a plan in fiscal year 2009 that allowed for $25 million in repurchases for a combination of Our Parent’s common stock and/or senior subordinated notes per fiscal year during fiscal years 2009 and 2010.

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

Our available borrowing capacity under the Revolving Facility totaled $170.0 million at April 2, 2010, which gives effect to $30.0 million of outstanding letters of credit under the letter of credit sub-facility. With respect to each letter of credit, a quarterly commission in an amount equal to the face amount of such letter of credit multiplied by the Applicable Margin and a nominal fronting fee are required to be paid. The combined rate as of April 2, 2010 was 2.375%.

We are required, under certain circumstances as defined in our Credit Facility, to use a percentage of cash generated from operations to reduce the outstanding principal of our Term Loan. Based on the fiscal year 2010 financial performance and ending balances, we do not expect to be required to make such a payment.

The Credit Facility contains various financial covenants, including minimum interest and leverage ratios, and maximum capital expenditures limits. Non-financial covenants restrict our ability to dispose of assets; incur additional indebtedness, prepay other indebtedness or amend certain debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; issue certain equity instruments; make acquisitions; engage in mergers or consolidations or engage in certain transactions with affiliates; and otherwise restrict certain corporate activities. We were in compliance with these various financial covenants as of April 2, 2010. A change of control is an Event of Default under the Credit Facility and triggers certain rights and remedies of the Lenders including acceleration of the obligations. A change of control would be triggered in the event we close the proposed Merger. We anticipate that all outstanding indebtedness under the Credit Facility will be repaid concurrently with the proposed Merger.

The fair value of our borrowings under our Credit Facility approximates 99.5% of the carrying amount based on quoted values as of April 2, 2010.

9.5% Senior Subordinated Notes

In February 2005, we completed an offering of $320.0 million in aggregate principal amount of our 9.5% senior subordinated notes due on February 15, 2013. Proceeds from the original issuance of the senior subordinated notes, net of fees, were $310.0 million and were used to pay the consideration for, and fees and expenses relating to our 2005 formation as an independent company from Computer Sciences Corporation. Interest on the senior subordinated notes is due semi-annually. The senior subordinated notes are general unsecured obligations of our company and certain guarantor subsidiaries of DynCorp International LLC, and contain certain covenants and restrictions, which limit our company’s ability to pay dividends to Our Parent.

In July 2008, we completed an offering in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended, of $125.0 million in aggregate principal amount of additional 9.5% senior subordinated notes under the same indenture as the senior subordinated notes issued in February 2005. Net proceeds from the additional offering of senior subordinated notes, combined with proceeds from the Credit Facility, were used to refinance the then existing senior secured credit facility, to pay related fees and expenses and for general corporate purposes. The additional senior subordinated notes also mature on February 15, 2013. The additional senior subordinated notes were issued at approximately a 1.0% discount totaling $1.2 million. Deferred financing fees associated with this offering totaled $4.7 million. The unamortized deferred financing fees as of April 2, 2010 for all of the senior subordinated notes totaled $6.2 million.

The senior subordinated notes contain various covenants that restrict our ability to make certain payments including declaring or paying certain dividends, purchasing or retiring certain equity interests, prepaying or retiring indebtedness subordinated to the Notes, or make certain investments unless we meet certain financial thresholds including a Fixed Coverage Ratio (as defined in the Notes) above 2.0. Additionally, the Notes restrict our ability to incur additional indebtedness; sell assets, engage in certain transactions with affiliates; create liens on assets; make acquisitions; engage in mergers or consolidations; and otherwise restrict certain corporate activities. We were in compliance with these various financial covenants as of April 2, 2010.

We can redeem the senior subordinated notes, in whole or in part, at defined redemption prices, plus accrued interest to the redemption date. The senior subordinated notes may require us to repurchase the senior subordinated notes at defined prices in the event of certain specified triggering events, including but not limited to certain asset sales, change-of-control events, and debt covenant violations. In fiscal year 2009, under a Board authorized program, we redeemed approximately $16.1 million face value of our senior subordinated notes in the open market for $15.4 million, including transaction fees. The repurchases, when including the impact of the discount and deferred financing fees, produced an overall gain of $0.3 million. In fiscal year 2010, under the same board authorized program, we redeemed approximately $24.7 million face value of our senior subordinated notes in the open market for $24.3 million, including transaction fees. The repurchases, when including the impact of the discount and deferred financing fees, produced an overall debt extinguishment loss of $0.1 million.

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

The fair value of the senior subordinated notes is based on their quoted market value. As of April 2, 2010, the quoted market value of the senior subordinated notes was approximately 102.2% of stated value. The fiscal year 2010 effective interest rate for the entire outstanding senior subordinated note principal balance as of April 2, 2010 was 9.6%, including the impact of the discount.

A change of control under the senior subordinated notes requires a cash tender offer for the outstanding bonds at a set price of 101% of the principal plus accrued and unpaid interest. The holders under the senior subordinated notes have the right to reject the tender offer and if so, these notes would stay outstanding.

Note 8 — Commitments and Contingencies

Commitments

We have operating leases for the use of real estate and certain property and equipment, which are either non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in base rents, utilities and property taxes. Rental expense was $55.6 million, $55.0 million and $54.9 million for the fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008, respectively.

Minimum fixed rentals non-cancelable for the next five years and thereafter under operating leases in effect as of April 2, 2010, are as follows:

	Real Estate	Equipment	Total
Fiscal Year	(Amounts in thousands)
2011	$11,892	$4,341	$16,233
2012	11,613	4,220	15,833
2013	11,449	3,945	15,394
2014	9,290	3,658	12,948
2015	7,469	3,603	11,072
Thereafter	26,303	14,100	40,403

Total	$78,016	$33,867	$111,883

We have no significant long-term purchase agreements with service providers.

Contingencies

General Legal Matters

We are involved in various lawsuits and claims that have arisen in the normal course of business. In most cases, we have denied, or believe we have a basis to deny any liability. Related to these matters, we have recorded reserves totaling approximately $11.4 million as of April 2, 2010. While it is not possible to predict with certainty the outcome of litigation and other matters discussed below, we believe that liabilities in excess of those recorded, if any, arising from such matters would not have a material adverse effect on our results of operations, consolidated financial condition or liquidity over the long term.

Pending litigation and claims

On May 14, 2008, a jury in the Eastern District of Virginia found against us in a case brought by a former subcontractor, Worldwide Network Services (“WWNS”), on two Department of State (“DoS”) contracts, in which WWNS alleged racial discrimination, tortuous interference and certain other claims. WWNS was awarded approximately $20.5 million in compensatory, contractual and punitive damages and attorneys’ fees, and we were awarded approximately $0.2 million on a counterclaim. On February 2, 2009, we filed an appeal with respect to this matter. On February 12, 2010, the Court of Appeals vacated $10 million in punitive damages, remanded the case for a new trial on punitive damages, and imposed a $350,000 cap on any possible new punitive damages award. WWNS filed a petition seeking re-hearings, which the Court denied. We have reversed the previously accrued punitive damages of $10 million, creating a reduction in Selling, general and administrative expenses. As of the date of this report, we believe we have adequate reserves recorded for this matter.

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

On December 4, 2006, December 29, 2006, March 14, 2007 and April 24, 2007, four lawsuits were served, seeking unspecified monetary damages against DynCorp International LLC and several of its former affiliates in the U.S. District Court for the Southern District of Florida, concerning the spraying of narcotic plant crops along the Colombian border adjacent to Ecuador. Three of the lawsuits, filed on behalf of the Provinces of Esmeraldas, Sucumbíos, and Carchi in Ecuador, allege violations of Ecuadorian law, international law, and statutory and common law tort violations, including negligence, trespass, and nuisance. The fourth lawsuit, filed on behalf of citizens of the Ecuadorian provinces of Esmeraldas and Sucumbíos, alleges personal injury, various counts of negligence, trespass, battery, assault, intentional infliction of emotional distress, violations of the Alien Tort Claims Act and various violations of international law. The four lawsuits were consolidated, and based on our motion granted by the court, the case was subsequently transferred to the U.S. District Court for the District of Columbia. On March 26, 2008, a First Amended Consolidated Complaint was filed that identified 3,266 individual plaintiffs. As of January 12, 2010, 1,256 of the plaintiffs have been dismissed by court orders. The amended complaint does not demand any specific monetary damages; however, a court decision against us, although we believe to be remote, could have a material adverse effect on our results of operations and financial condition, if we are unable to seek reimbursement from the DoS. The aerial spraying operations were and continue to be managed by us under a DoS contract in cooperation with the Colombian government. The DoS contract provides indemnification to us against third-party liabilities arising out of the contract, subject to available funding.

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

Arising out of the litigation described in the preceding two paragraphs, on September 22, 2008, we filed a separate lawsuit against our aviation insurance carriers seeking defense and coverage of the referenced claims. On November 9, 2009, the court granted our Partial Motion for Summary Judgment regarding the duty to defend, and the carriers have paid the majority of the litigation expenses. In a related action, the carriers filed a lawsuit against us on February 5, 2009, seeking rescission of certain aviation insurance policies based on an alleged misrepresentation by us concerning the existence of certain of the lawsuits relating to the eradication of narcotic plant crops. On May 19, 2010, our aviation insurance carriers filed a complaint against us seeking reformation of previously provided insurance policies and the elimination of coverage for aerial spraying. The Company believes that the claims asserted by the insurance carriers are without merit and we will defend against them vigorously.

Litigation Relating to the Merger

On April 16, 2010, a putative class action complaint was commenced against us, our directors, Cerberus, and Cerberus’ acquisition entities in the Delaware Court. In this action, captioned Shawn K. Naito v. DynCorp International Inc. et al., C.A. No. 5419–VCS, the plaintiff purports to bring the action on behalf of the public stockholders of Our Parent, and seeks, among other things, equitable relief, to enjoin the consummation of the Merger, and fees and costs. Plaintiff alleges in the complaint that our directors breached their fiduciary duties by, among other things, agreeing to the proposed Merger in which the consideration is unfair and inadequate, failing to take steps to maximize stockholder value, and putting their own interests above those of Our Parent’s stockholders. The complaint further alleges that Cerberus, Merger Parent and Merger Sub aided and abetted the directors’ alleged breaches of their fiduciary duties. On May 7, 2010, we filed an answer that denied the material substantive allegations of the complaint. On May 10, 2010, Cerberus and its acquisition entities filed an answer that denied the material substantive allegations of the complaint. On May 14, 2010, plaintiff filed a motion to amend its complaint to assert certain alleged failures of disclosure in the Company’s preliminary proxy statement previously filed with the SEC. Such motion was granted by the Court on May 18, 2010. The proposed amended complaint continues to challenge the Board’s discharge of its fiduciary duties in connection with the negotiation of the Merger. On June 2, 2010, we and our directors, as well as Cerberus and its acquisition entities, filed respective answers denying the material substantive allegations of the amended complaint. Meanwhile, plaintiff filed a motion for a preliminary injunction of the Merger on May 17, 2010, and the court has scheduled a hearing to adjudicate that motion on June 17, 2010.

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

On April 30, 2010, we, our directors and Cerberus’ acquisition entities were named as defendants in a putative class action complaint, captioned Kevin V. Meehan v. Robert McKeon et al., C.A. No. 1:10CV 446, filed in the U.S. District Court in the Eastern District of Virginia. In the complaint, the plaintiff purports to represent a class of Our Parent’s stockholders and seeks, among other things, equitable relief, including to enjoin us and Cerberus’ acquisition entities from consummating the Merger, in addition to fees and costs. Plaintiff alleges in the complaint that our directors breached their fiduciary duties by, among other things, failing to engage in an honest and fair sale process. The complaint further alleges that the Company and Cerberus’ acquisition entities aided and abetted the directors’ purported breaches. On May 17, 2010 plaintiff filed an amended complaint asserting claims under Section 14a of the Exchange Act, challenging disclosures and alleged omissions in the Company’s proxy statement. On May 19, 2010 plaintiff filed a motion to expedite the case. On May 21, 2010 defendants filed a motion to dismiss the amended complaint and, on May 24, 2010, filed a motion for abstention, asking the court to abstain from proceeding with the case in favor of the substantively similar and earlier-filed action in Delaware described above. On May 27, 2010, the court denied plaintiff’s motion to expedite discovery. The Federal Court has set a hearing on our motions to dismiss and for abstention for June 18, 2010. In addition, following denial of the plaintiff’s motion to expedite discovery in this action, plaintiff’s counsel agreed to coordinate his discovery efforts with the plaintiffs in the Delaware action.

The Company believes that the claims asserted in the Naito and Meehan actions are without merit.

U.S. Government Investigations

We primarily sell our services to the U.S. government. These contracts are subject to extensive legal and regulatory requirements, and we are occasionally the subject of investigations by various agencies of the U.S. government who investigate whether our operations are being conducted in accordance with these requirements, including as previously disclosed in our periodic filings, the Special Inspector General for Iraq Reconstruction report regarding certain reimbursements and the U.S. Department of State Office of Inspector General’s records subpoena with respect to CIVPOL. Such investigations, whether related to our U.S. government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete and many result in no adverse action against us. We do not believe that any adverse actions arising from such matters would have a material adverse effect on our results of operations, consolidated financial condition or liquidity over the long term.

As previously disclosed in our periodic filings, we identified certain payments made on our behalf by two subcontractors to expedite the issuance of a limited number of visas and licenses from a foreign government’s agencies that may raise compliance issues under the U.S. Foreign Corrupt Practices Act. We retained outside counsel to investigate these payments. In November 2009, we voluntarily brought this matter to the attention of the U.S. Department of Justice and the SEC. We are cooperating with the government’s review of this matter. We are also continuing our evaluation of our internal policies and procedures. We cannot predict the ultimate consequences of this matter at this time, nor can we reasonably estimate the potential liability, if any, related to this matter. However, based on the facts currently known, we do not believe that this matter will have a material adverse effect on our business, financial condition, results of operations or cash flow. We have not recorded any reserves with respect to this matter.

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

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

We are currently under audit by the Internal Revenue Service (“IRS”) for employment taxes covering the calendar years 2005 through 2007. In the course of the audit process, the IRS has questioned our treatment of exempting from U.S. employment taxes all U.S. residents working abroad for a foreign subsidiary. While we believe our treatment with respect to employment taxes, for these employees, was appropriate, a negative outcome on this matter could result in a potential liability, including penalties, up to approximately $113.8 million related to these calendar years.

Contract Matters

During the first quarter of fiscal year 2009 we terminated for cause a contract to build the Akwa Ibom International Airport for the State of Akwa Ibom in Nigeria. Consequently, we terminated certain subcontracts and purchase orders the customer advised us it did not want to assume. Based on our experience with this particular Nigerian state government customer, we believe it likely the customer will challenge our termination of the contract for cause and initiate legal action against us. Our termination of certain subcontracts not assumed by the customer, including our actions to recover against advance payment and performance guarantees established by the subcontractors for our benefit is being challenged in certain instances. Although we believe our right to terminate this contract and such subcontracts was justified and permissible under the terms of the contracts, and we intend to rigorously contest any claims brought against us arising out of such terminations, if courts were to conclude that we were not entitled to terminate one or more of the contracts and damages were assessed against us, such damages could have a material adverse effect on our results of operations or financial condition. At this time, any such damages are not estimable.

In November 2009, a U.S. grand jury indicted one of our collaborative partners on the LOGCAP IV contract, Agility, on charges of fraud and conspiracy, alleging that it overcharged the U.S. Army on $8.5 billion worth of contracts to provide food to soldiers in Iraq, Kuwait and Jordan. Although Agility is associated with our LOGCAP IV collaborative arrangement, these allegations were in no way related to the work performed under LOGCAP IV. Effective December 16, 2009, we removed Agility as a collaborative partner on the LOGCAP IV contract and terminated the work under existing task orders. In April 2010, Agility filed an arbitration demand, asserting claims for breach of contract, fiduciary duty and unjust enrichment. Agility is seeking a declaration that it is entitled to a 30% share of the LOGCAP IV fees over the life of the contract. We have filed a request to dismiss the arbitration demand. We believe our right to remove Agility as a collaborative partner was justified and permissible. We intend to vigorously defend against Agility’s claims.

Credit Risk

We are subject to concentrations of credit risk primarily by virtue of our accounts receivable. Departments and agencies of the U.S. federal government account for all but minor portions of our customer base, minimizing this credit risk. Furthermore, we continuously review all accounts receivable and recorded provisions for doubtful accounts.

Risk Management Liabilities and Reserves

We are insured for domestic worker’s compensation liabilities and a significant portion of our employee medical costs. However, we bear risk for a portion of claims pursuant to the terms of the applicable insurance contracts. We account for these programs based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. We limit our risk by purchasing stop-loss insurance policies for significant claims incurred for both domestic worker’s compensation liabilities and medical costs. Our exposure under the stop-loss policies for domestic worker’s compensation and medical costs is limited based on fixed dollar amounts. For domestic worker’s compensation and employer’s liability under state and federal law, the fixed-dollar amount of stop-loss coverage is $1.0 million per occurrence on most policies; but, $0.25 million on a California based policy. For medical costs, the fixed dollar amount of stop-loss coverage is from $0.25 million to $0.75 million for total costs per covered participant per calendar year.

NOTE 9 — Member’s Equity

Purchases of Our Parent’s Common Stock

In fiscal year 2009, Our Parent’s board of directors authorized us to repurchase up to $25.0 million, of Our Parent’s common stock and/or senior subordinated notes during fiscal years 2009 and 2010. Under this authorization, the securities could be repurchased from time to time in the open market or through privately negotiated transactions at our discretion, subject to market conditions, and in accordance with applicable federal and state securities laws and regulations.

During fiscal year 2009, we purchased 693,200 of Our Parent’s shares for $8.6 million. During fiscal year 2010, we purchased 54,900 of Our Parent’s shares for $0.7 million. We also issued 34,296 of Our Parent’s shares to settle vested RSUs in fiscal year 2010. We have 713,804 of Our Parent’s shares as of April 2, 2010. The board approval ended on April 2, 2010. The repurchases of senior subordinated notes is discussed in Note 7.

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balance included unrealized foreign currency losses and interest rate swaps designated as cash flow hedges as of April 2, 2010 and April 3, 2009. The balance in accumulated other comprehensive loss related to unrealized foreign currency losses, net of tax, was $0.4 million and $0.5 million as of April 2, 2010 and April 3, 2009, respectively. The balance in accumulated other comprehensive loss related to interest rate swaps, net of tax, was $0.7 million and $4.0 million as of April 2, 2010 and April 3, 2009, respectively.

Note 10 — Interest Rate Derivatives

As of April 2, 2010, our derivative instruments consisted of two interest rate swap agreements. The $168.6 million derivative is designated as a cash flow hedge that effectively fixes the interest rate on the applicable notional amount of our variable rate debt. The $31.4 million swap derivative no longer qualifies for hedge accounting as it continues to be fully dedesignated as of April 2, 2010.

Date Entered	Notional Amount	Fixed Interest Rate Paid*	Variable Interest Rate Received	Expiration Date
	(Amounts in thousands)
April 2007	$168,620	4.975%	3-month LIBOR	May 2010
April 2007	$31,380	4.975%	3-month LIBOR	May 2010

*	Plus applicable margin (2.25% as of April 2, 2010).

During fiscal 2010, we paid $8.9 million in net settlements and incurred $8.3 million of expenses, of which $7.8 million was recorded to interest expense and $0.5 million was recorded to other (loss)/income. During fiscal year 2009, we paid $5.8 million in net settlements and incurred $6.5 million of expenses, of which $5.3 million was recorded to interest expense and $1.2 million was recorded to other (loss)/income.

Amounts are reclassified from accumulated other comprehensive income into earnings as net cash settlements occur, changes from quarterly derivative valuations are updated, new circumstances dictating the disqualification of hedge accounting and adjustments for cumulative ineffectiveness are recorded.

The fair values of our derivative instruments and the line items on the Consolidated Balance Sheet to which they were recorded as of April 2, 2010 and April 3, 2009 are summarized as follows (amounts in thousands):

Derivatives designated as hedges under ASC 815	Balance Sheet Location	Fair Value at April 2, 2010	Fair Value at April 3, 2009
Interest rate swaps	Other accrued liabilities	$1,385	$5,259
Interest rate swaps	Other long-term liabilities	—	957

	Total	$1,385	$6,216

Derivatives not designated as hedges under ASC 815	Balance Sheet Location	Fair Value at April 2, 2010	Fair Value at April 3, 2009
Interest rate swaps	Other accrued liabilities	$249	$893
Interest rate swaps	Other long-term liabilities	—	182

	Total	$249	$1,075

Total Derivatives		$1,634	$7,291

The effects of our derivative instruments on other comprehensive income (“OCI”) and our Consolidated Statements of Income for the fiscal year ended April 2, 2010 is summarized as follows (amounts in thousands):

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

Derivatives Designated as Cash Flow Hedging Instruments under ASC 815	Change in OCI from Gains (Losses) Recognized in OCI on Derivatives (Effective Portion) Fiscal Year ended April 2, 2010	GAINS (LOSSES) RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		GAINS (LOSSES) RECOGNIZED IN INCOME ON DERIVATIVES (INEFFECTIVE PORTION)
		Line Item in Statements of Income	Amount	Line Item in Statements of Income	Amount
Interest rate derivatives	$(5,085)	Interest expense	$(7,789)	Other (loss)/income, net	$—

Total	$(5,085)		$(7,789)		$—

The effects of our derivative instruments on OCI and our Consolidated Statements of Income for the fiscal year ended April 3, 2009 is summarized as follows (amounts in thousands):

Derivatives Designated as Cash Flow Hedging Instruments under ASC 815	Change in OCI from Gains (Losses) Recognized in OCI on Derivatives (Effective Portion) Fiscal Year ended April 3, 2009	GAINS (LOSSES) RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		GAINS (LOSSES) RECOGNIZED IN INCOME ON DERIVATIVES (INEFFECTIVE PORTION)
		Line Item in Statements of Income	Amount	Line Item in Statements of Income	Amount
Interest rate derivatives	$5,039	Interest expense	$(5,628)	Other (loss)/income, net	$370

Total	$5,039		$(5,628)		$370

The expenses incurred on the portion of the derivatives that did not qualify for hedge accounting is as follows for the fiscal years ended April 2, 2010 and April 3, 2009 (amounts in thousands).

	AMOUNT OF GAIN OR (LOSS) RECOGNIZED IN INCOME ON DERIVATIVE	Fiscal Year Ended April 2, 2010	Fiscal Year Ended April 3, 2009
Derivatives not Designated as Hedging Instruments under ASC 815	Line Item in Statements of Income	Amount	Amount
Interest rate derivatives	Other (loss)/income, net	$(501)	$(1,245)

Total		$(501)	$(1,245)

As of April 2, 2010, we estimate that $1.1 million of losses associated with the interest rate swap related to $168.6 million of notional debt included in accumulated other comprehensive income will be reclassified into earnings over the remaining life of the derivative which expired in May 2010. The other interest rate swap does not qualify for hedge accounting and has been marked to market, which generated a $0.2 million liability as of April 2, 2010. See Note 17 for fair value disclosures associated with these derivatives.

Note 11 — Equity-Based Compensation

As of April 2, 2010, we have provided equity-based compensation through the granting of Class B interests in DIV Holding LLC, the largest holder of Our Parent’s common stock and the granting of RSUs under our 2007 Omnibus Incentive Plan (the “2007 Plan”). All of our equity-based compensation is accounted for under ASC 718 — Compensation-Stock Compensation. Under this method, we recorded equity-based compensation expense of $2.9 million, $1.9 million and $4.6 million during fiscal years 2010, 2009 and 2008, respectively.

Class B Equity

Between fiscal years 2006 and 2009, certain members of management and outside directors were granted Class B interests in DIV Holding LLC, the largest holder of Our Parent’s common stock. DIV Holding LLC conducts no operations and was established for the purpose of holding equity in Our Parent. At April 2, 2010, April 3, 2009 and March 28, 2008, the aggregate individual grants owned by current and former management and directors represented approximately 4.6%, 4.7% and 6.2% of the ownership in DIV Holding LLC, respectively. The vested ownership percentage in DIV Holding LLC by Class B members totaled 4.3%, 3.7% and 2.8% as of April 2, 2010, April 3, 2009 and March 28, 2008, respectively.

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

The Class B interests are subject to either four-year or five-year graded vesting schedules with any unvested interest reverting to the holders of Class A interests in the event they are forfeited or repurchased. Class B interests are granted with no exercise price or expiration date. Pursuant to the terms of the operating agreement governing DIV Holding LLC, the holders of Class B interest are entitled to receive their respective ownership’s proportional interest of all distributions made by DIV Holding LLC provided the holders of the Class A interests have received an 8% per annum internal rate of return on their invested capital. Additionally, DIV Holding’s operating agreement limits Class B interests to 7.5% in the aggregate.

Pursuant to the terms of the operating agreement governing DIV Holding LLC, since Our Parent’s shares are publicly traded, Class B interests may be redeemed at the end of any fiscal quarter for Our Parent’s stock or cash at the discretion of Veritas Capital on thirty days written notice upon the later of June 30, 2010 or the date said Class B member is no longer subject to reduction. Class B members remain subject to reduction until the earlier of such Class B member’s fourth or fifth employment/directorship anniversary, depending upon the terms of such member’s employment agreement, date of termination, or change in our control.

The grant date fair value of the Class B interest granted through fiscal year 2010 was $18.3 million. We performed a fair value analysis of the Class B interests granted prior to Our Parent’s initial public offering (“IPO”) using a discounted cash flow technique to arrive at a fair value of the Class B interest of $7.6 million at March 31, 2006. For the Class B interests issued prior to the IPO, our fair value analysis was based on a market value model that included the impact of the DIV Holding LLC ownership percentage, the remaining preference to Class A holders, and a discount for lack of marketability. The discount for lack of marketability for each grant was estimated on the date of grant using the Black- Scholes-Merton put-call parity relationship computation with the following weighted average assumptions for periods as indicated below. For the Class B interests issued after the IPO, our fair value analysis was based on a market value model that included the aforementioned variables as well as the impact of Our Parent’s stock price and outstanding common shares.

	Fiscal Years Ended
	April 2, 2010 (1)	April 3, 2009	March 28, 2008
Risk-free interest rate	—	4.3%	4.4%
Expected volatility	—	43%	47%
Expected lives (for Black-Scholes model input)	—	4.6 years	4.7 years
Annual rate of quarterly dividends	—	0%	0%

(1)	There were no grants of Class B interests in fiscal year 2010.

Since these Class B interests are redeemed through Our Parent’s currently outstanding stock held by DIV Holding LLC or cash, no potential dilutive effect exists in relation to these interests. Additionally, DIV Holding LLC has the responsibility to settle the Class B interests so vested Class B interests will never be our liabilities. DIV Holding LLC held 20,899,034 of Our Parent’s 56,286,196 outstanding shares of stock at April 2, 2010. Class B activity during fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008 is summarized in the table below:

	% Interest in DIV Holding	Grant Date Fair Value
	(Amounts in thousands)
Balance March 30, 2007	6.3%	$13,284
Fiscal Year 2008 Grants	0.0%	109
Fiscal Year 2008 Forfeitures	(0.1)%	(145)

Balance March 28, 2008	6.2%	$13,248
Fiscal Year 2009 Grants	0.2%	867
Fiscal Year 2009 Forfeitures	(1.7)%	(4,446)

Balance April 3, 2009	4.7%	$9,669
Fiscal Year 2010 Forfeitures	(0.1)%	(354)

Balance April 2, 2010	4.6%	$9,315

	% Interest in DIV Holding	Grant Date Fair Value
	(Amounts in thousands)
March 31, 2006 Nonvested	5.2%	$6,205
March 30, 2007 Nonvested	4.3%	$10,486
March 28, 2008 Nonvested	3.4%	$8,607
April 3, 2009 Nonvested	1.0%	$2,719

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

	% Interest in DIV Holding	Grant Date Fair Value
	(Amounts in thousands)
April 2, 2010 Nonvested	0.3%	$1,068

Assuming each grant of Class B interest outstanding as of April 2, 2010 fully vests, we will recognize additional non-cash compensation expense as follows:

(Amounts in thousands)
Fiscal year ended April 1, 2011	183
Fiscal year ended March 31, 2012 and thereafter	62

Total	$245

The proposed Merger would constitute a change in control. In the event of a change of control, all outstanding Class B interests would vest immediately.

2007 Omnibus Equity Incentive Plan

In August 2007, Our Parent’s shareholders approved the adoption of the 2007 Plan. Under the 2007 Plan, there are 2,250,000 of our authorized shares of Our Parent’s Class A common stock reserved for issuance. The 2007 Plan provides for the grant of stock options, stock appreciation rights, restricted stock and other share-based awards and provides that the Compensation Committee, which administers the 2007 Plan, may also make awards of performance shares, performance units or performance cash incentives subject to the satisfaction of specified performance criteria to be established by the Compensation Committee prior to the applicable grant date. Our employees, employees of our subsidiaries and non-employee members of the Board are eligible to be selected to participate in the 2007 Plan at the discretion of the Compensation Committee.

Starting in fiscal year 2008, the Compensation Committee approved the grant of RSUs to certain key employees (“2007 Participants”). The grants were made pursuant to the terms and conditions of the 2007 Plan and are subject to award agreements between us and each 2007 Participant. 2007 Participants vest in RSUs over the corresponding service periods based on vesting terms, which are generally one to three years. The RSUs have assigned value equivalent to Our Parent’s common stock and may be settled in cash or shares of Our Parent’s common stock at the discretion of the Compensation Committee. The first performance based RSUs were granted in fiscal year 2009 with similar terms, except for performance criteria.

During fiscal year 2010, we granted 36,550 service based RSUs and 571,900 performance based RSUs to certain key employees. The performance based RSU awards are tied to our financial performance, specifically fiscal year 2011 EBITDA (earnings before interest, taxes, depreciation and amortization), and cliff vest upon achievement of this target. The payouts are scaled based on actual performance results with a potential payout range of 50% to 150%. Based on current estimates, the costs of these awards are being accrued with the expectation of a 100% achievement of the performance goal.

In addition to employee grants, 14,706 service-based RSUs were granted to Board members. These awards vest within one year of grant, but include a post-vesting restriction of six months after the applicable directors’ Board service ends. The RSUs have assigned value equivalent to Our Parent’s common stock and may be settled in cash or shares of Our Parent’s common stock at the discretion of the Compensation Committee of the Board.

In connection with a change of control where the consideration is solely in the form of cash, such as the proposed Merger, all RSUs held by our directors and employees at the effective date of such change in control will vest immediately.

A summary of RSU activity during fiscal year 2010 under the 2007 Plan is as follows:

	Outstanding RSUs	Weighted Average Grant Date Fair Value
Outstanding, March 30, 2007	—	$—
Units granted	161,550	$21.48
Units cancelled	(1,950)	$21.19
Units vested	—	$—

Outstanding, March 28, 2008	159,600	$21.49
Units granted	307,945	$15.53

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

	Outstanding RSUs	Weighted Average Grant Date Fair Value
Units forfeited	(66,100)	$19.04
Units vested and settled	(55,550)	$21.32

Outstanding, April 3, 2009	345,895	$16.71
Units granted	623,156	$16.91
Units forfeited	(113,103)	$16.75
Units vested and settled	(73,550)	$17.92

Outstanding, April 2, 2010	782,398	$16.75

In accordance with ASC 718 and our policy, we recognize compensation expense related to the RSUs on a graded schedule over the requisite service period, net of estimated forfeitures. Compensation expense related to RSUs was approximately $2.5 million for the fiscal year ended April 2, 2010. Additionally, all RSUs have been determined to be liability awards; therefore, the fair value of the RSUs is remeasured at each financial reporting date as long as they remain liability awards. The estimated fair value of the RSUs was approximately $13.1 million, net of forfeitures, based on the closing market price of Our Parent’s stock on the grant date. The estimated fair value of all RSUs, net of forfeitures, was approximately $9.1 million based on the closing market price of Our Parent’s stock on April 2, 2010. During fiscal year 2010, 73,550 RSU awards vested and were settled. We paid $0.3 million in cash to settle 18,450 of these awards and settled 55,100 awards by issuing 34,296 of Our Parent’s common shares, net of payroll tax withholding. As of April 2, 2010, 15,795 units were vested but unsettled.

Assuming the RSUs outstanding as of April 2, 2010 fully vest, net of estimated forfeitures, we will recognize the related compensation expense as follows based on the value of these liability awards based on Our Parent’s April 2, 2010 stock price:

(Amounts in thousands)
Fiscal year ended April 2, 2011	$3,063
Fiscal year ended April 1, 2012	2,143
Fiscal year ended March 31, 2013 and thereafter	929

Total	$6,135

Note 12 — Consolidating Financial Information of Subsidiary Guarantors

As of April 2, 2010, we had outstanding $376.2 million aggregate indebtedness of 9.5% senior subordinated notes due 2013, excluding $0.7 million of unamortized discount. These senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by our following subsidiaries: DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, Dyn Marine Services LLC, Dyn Marine Services of Virginia LLC, Global Linguist Solutions LLC, Services International LLC, Worldwide Humanitarian Services LLC, Worldwide Recruiting and Staffing Services LLC, Phoenix Consulting Group LLC and Casals and Associates Inc.

The following supplemental consolidating financial information presents our (i) financial position as of April 2, 2010 and April 3, 2009, (ii) results of operations and cash flows for the fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008 and (iii) elimination entries necessary to consolidate the LLC and its subsidiaries.

In this footnote DynCorp International LLC (“LLC”), the combined wholly owned subsidiary guarantors, the 51% owned GLS subsidiary guarantor and the combined subsidiary non-guarantors account for their investments in subsidiaries using the equity method of accounting. Therefore, the LLC column reflects the equity income (loss) of its subsidiary guarantors, GLS and subsidiary non-guarantors. Additionally, the subsidiary guarantors’ column reflects the equity income (loss) of its subsidiary non-guarantors.

We have corrected the presentation of our audited condensed consolidating financial information for the fiscal years ended April 3, 2009 and March 28, 2008 to include disclosure regarding our non wholly-owned guarantor subsidiary, GLS, in accordance with SEC Rule 3-10 of Regulation S-X. We have also restated amounts previously presented to (i) reclassify certain intercompany payables and receivables as short-term liabilities and assets on the balance sheet as of April 3, 2009 and March 28, 2008 (ii) reclassify certain intercompany activity from

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

financing activities to investing activities and operating activities, (iii) reclassify certain amounts of amortization expense to the guarantor column and (iv) allocate certain deferred taxes and income tax provision to the guarantor subsidiaries column. These corrections had no impact on consolidated results as previously reported.

DynCorp International LLC and Subsidiaries

Condensed Consolidating Statement of Operations Information

For the Fiscal Year Ended April 2, 2010

	LLC	Subsidiary Guarantors	GLS	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(Amounts in thousands)

Revenue	$2,660,094	$211,686	$734,086	$445,908	$(466,512)	$3,585,262

Cost of services	(2,377,060)	(196,322)	(676,945)	(441,778)	466,512	(3,225,593)
Selling, general and administrative expenses	(83,333)	(11,377)	(10,876)	(815)	—	(106,401)
Depreciation and amortization expense	(39,520)	(2,055)	—	(64)	—	(41,639)

Operating income	160,181	1,932	46,265	3,251	—	211,629
Interest expense	(55,650)	—	(2,289)	—	2,289	(55,650)
Loss on extinguishment of debt	(146)	—	—	—	—	(146)
Equity in income (loss) of subsidiaries/affiliates	27,543	(12)	—	—	(22,329)	5,202
Interest income	2,822	5	—	4	(2,289)	542
Other, net	1,177	(38)	—	(104)	—	1,035

Income (loss) before income taxes	135,927	1,887	43,976	3,151	(22,329)	162,612
Provision for income taxes	(49,839)	(762)	—	(1,292)	—	(51,893)

Net income	86,088	1,125	43,976	1,859	(22,329)	110,719
Noncontrolling interests	—	—	(21,536)	(3,095)	—	(24,631)

Net Income attributable to DynCorp International LLC	$86,088	$1,125	$22,440	$(1,236)	$(22,329)	$86,088

DynCorp International LLC and Subsidiaries

Condensed Consolidating Statement of Operations Information

For the Fiscal Year Ended April 3, 2009

	LLC	Subsidiary Guarantors	GLS	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(Amounts in thousands)
Revenue	$2,173,860	$218,101	$709,132	$400,387	$(400,387)	$3,101,093

Cost of services	(1,926,117)	(201,461)	(647,610)	(394,161)	400,387	(2,768,962)
Selling, general and administrative expenses	(74,017)	(8,024)	(20,720)	(822)	—	(103,583)
Depreciation and amortization expense	(39,219)	(1,256)	—	(82)	—	(40,557)

Operating income	134,507	7,360	40,802	5,322	—	187,991
Interest expense	(58,782)	—	(3,057)	—	3,057	(58,782)
Loss on extinguishment of debt	(4,131)	—		—	—	(4,131)
Equity in income (loss) of subsidiaries / affiliates	30,667	(138)	—	—	(25,306)	5,223
Interest income	5,226	9	—	17	(3,057)	2,195
Other, net	280	(149)	—	14	—	145

Income (loss) before income taxes	107,767	7,082	37,745	5,353	(25,306)	132,641
Provision for income taxes	(37,997)	(2,634)	—	(1,364)	—	(41,995)

Net income	69,770	4,448	37,745	3,989	(25,306)	90,646
Noncontrolling interests	—	—	(18,508)	(2,368)	—	(20,876)

Net income attributable to DynCorp International LLC	$69,770	$4,448	$19,237	$1,621	$(25,306)	$69,770

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

DynCorp International LLC and Subsidiaries

Condensed Consolidating Statement of Operations Information

For the Fiscal Year Ended March 28, 2008

	LLC	Subsidiary Guarantors	GLS	Subsidiary Non- Guarantors	Eliminations	Consolidated
	(Amounts in thousands)
Revenue	$1,878,060	$258,123	$3,566	$331,030	$(331,018)	$2,139,761

Cost of services	(1,622,541)	(233,381)	(9,343)	(325,419)	331,018	(1,859,666)
Selling, general and administrative expenses	(106,741)	(10,215)	(943)	(20)	—	(117,919)
Depreciation and amortization expense	(39,980)	(1,854)	—	(339)	—	(42,173)

Operating income	108,798	12,673	(6,720)	5,252	—	120,003
Interest expense	(55,374)	—	(26)	—	26	(55,374)
Equity in income (loss) of subsidiaries/affiliates	16,507	211	—	—	(11,960)	4,758
Interest income	3,018	70	—	—	(26)	3,062
Other, net	485	(289)	—	3	—	199

Income (loss) before income taxes	73,434	12,665	(6,746)	5,255	(11,960)	72,648
Provision for income taxes	(25,479)	(2,229)	—	(291)	—	(27,999)

Net income (loss)	47,955	10,436	(6,746)	4,964	(11,960)	44,649
Noncontrolling interests	—	—	3,306	—	—	3,306

Net income (loss) attributable to DynCorp International LLC	$47,955	$10,436	$(3,440)	$4,964	$(11,960)	$47,955

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

DynCorp International LLC and Subsidiaries

Condensed Consolidating Balance Sheet Information

April 2, 2010

	LLC	Subsidiary Guarantors	GLS	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$108,281	$5,574	$1,239	$7,339	$—	$122,433
Restricted cash	14,914	351	—	—	—	15,265
Accounts receivable, net	702,482	39,287	121,567	5,184	(3,364)	865,156
Intercompany receivable	19,010	—	—	68,988	(87,998)	—
GLS note receivable	13,214	—	—	—	(13,214)	—
Prepaid expenses and other current assets	78,286	12,848	2,670	2,355	—	96,159

Total current assets	936,187	58,060	125,476	83,866	(104,576)	1,099,013
Property and equipment, net	50,829	4,070	—	334	—	55,233
Goodwill	401,688	50,180	—	—	—	451,868
Tradename	18,317	659	—	—	—	18,976
Other intangibles, net	104,948	17,092	—	—	—	122,040
Investment in subsidiaries	113,083	113	—	—	(113,196)	—
Other assets, net	33,869	1,524	94	—	—	35,487

Total assets	$1,658,921	$131,698	$125,570	$84,200	$(217,772)	$1,782,617

LIABILITIES AND MEMBER’S EQUITY

Current liabilities:
Current portion of long-term debt	$44,137	$—	$—	$—	$—	$44,137
Accounts payable	259,993	7,824	81,135	1,480	(3,364)	347,068
Accrued payroll and employee costs	76,051	11,448	13,764	39,869	—	141,132
Intercompany payable	83,478	3,929	591	—	(87,998)	—
GLS note payable	—	—	13,214	—	(13,214)	—
Other accrued liabilities	57,767	10,587	6,753	36,091	—	111,198
Income taxes payable and deferred taxes	28,388	—	—	972	—	29,360

Total current liabilities	549,814	33,788	115,457	78,412	(104,576)	672,895
Long-term debt, less current portion	508,010	—	—	—	—	508,010
Other long-term liabilities	7,819	612	—	3	—	8,434
Member’s equity	593,278	97,298	10,113	5,785	(113,196)	593,278

Total liabilities and member’s equity	$1,658,921	$131,698	$125,570	$84,200	$(217,772)	$1,782,617

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

DynCorp International LLC and Subsidiaries

Condensed Consolidating Balance Sheet Information

April 3, 2009

	LLC	Subsidiary Guarantors	GLS	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$192,968	$657	$1,877	$4,720	$—	$200,222
Restricted cash	5,935	—	—	—	—	5,935
Accounts receivable, net	389,716	28,584	144,315	1,817	—	564,432
Intercompany receivables	12,178	—	—	41,346	(53,524)	—
GLS note receivable	7,063	—	—	—	(7,063)	—
Prepaid expenses and other current assets	110,549	8,245	4,182	1,238	—	124,214

Total current assets	718,409	37,486	150,374	49,121	(60,587)	894,803
Property and equipment, net	14,582	3,400	—	356	—	18,338
Goodwill	398,559	21,621	—	—	—	420,180
Tradename	18,318	—	—	—	—	18,318
Other intangibles, net	136,093	6,626	—	—	—	142,719
Investment in subsidiaries	72,020	589	—	—	(72,609)	—
Other assets, net	44,288	474	94	—	—	44,856

Total assets	$1,402,269	$70,196	$150,468	$49,477	$(133,196)	$1,539,214

LIABILITIES AND MEMBER’S EQUITY

Current liabilities:
Current portion of long-term debt	$30,540	$—	$—	$—	$—	$30,540
Accounts payable	68,842	3,522	87,342	713	—	160,419
Accrued payroll and employee costs	66,999	7,169	28,017	35,808	—	137,993
Intercompany payables	41,346	11,805	373	—	(53,524)	—
GLS note payable	—	—	7,063	—	(7,063)	—
Other accrued liabilities	96,554	5,302	7,188	2,546	—	111,590
Income taxes payable and deferred taxes	13,615	—	—	649	—	14,264

Total current liabilities	317,896	27,798	129,983	39,716	(60,587)	454,806
Long-term debt, less current portion	569,372	—	—	—	—	569,372
Other long-term liabilities	6,744	28	7	—	—	6,779
Total equity	508,257	42,370	20,478	9,761	(72,609)	508,257

Total liabilities and member’s equity	$1,402,269	$70,196	$150,468	$49,477	$(133,196)	$1,539,214

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

DynCorp International LLC and Subsidiaries

Condensed Consolidating Statement of Cash Flow Information

For the Fiscal Year Ended April 2, 2010

	LLC	Subsidiary Guarantors	GLS	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(Amounts in thousands)
Net cash (used in) provided by operating activities	$(4,292)	$12,552	$47,575	$34,638	$—	$90,473

Cash flows from investing activities:
Purchase of property, equipment and computer software	(45,986)	—	—	—	—	(45,986)
Cash paid for acquisition, net of cash acquired	(42,889)	—	—	—	—	(42,889)
Net transfers (to) Parent / Sub	—	—	—	(27,642)	27,642	—

Net cash (used in) investing activities	(88,875)	—	—	(27,642)	27,642	(88,875)
Cash flows from financing activities:					—
Net transfers from (to) Parent / Sub	29,149	(7,635)	6,128	—	(27,642)	—
Borrowings on long-term debt	193,500	—	—	—	—	193,500
Payments on long-term debt	(242,126)	—	—	—	—	(242,126)
Receipts/payments of dividends from subsidiaries/to Parents	30,632	—	(54,341)	(4,377)	—	(28,086)
Other financing activities	(2,675)	—	—	—	—	(2,675)

Net cash provided by (used in) financing activities	8,480	(7,635)	(48,213)	(4,377)	(27,642)	(79,387)

Net (decrease) increase in cash and cash equivalents	(84,687)	4,917	(638)	2,619	—	(77,789)
Cash and cash equivalents, beginning of period	192,968	657	1,877	4,720	—	200,222

Cash and cash equivalents, end of period	$108,281	$5,574	$1,239	$7,339	$—	$122,433

DynCorp International LLC and Subsidiaries

Condensed Consolidating Statement of Cash Flow Information

For the Fiscal Year Ended April 3, 2009

	LLC	Subsidiary Guarantors	GLS	Subsidiary Non- Guarantors	Eliminations	Consolidated
	(Amounts in thousands)
Net cash provided by (used in) operating activities	$145,617	$(2,417)	$10,407	$(12,736)	$—	$140,871

Cash flows from investing activities:
Purchase of property, equipment and computer software	(4,684)	—	—	—	—	(4,684)
Net transfers from Parent/Sub	—	—	—	17,915	(17,915)	—
Other investing cash flows	(4,464)	—	—	—	—	(4,464)

Net cash (used in) provided by investing activities	(9,148)	—	—	17,915	(17,915)	(9,148)
Cash flows from financing activities:
Net transfers (to) from Parent/Sub	(19,145)	(708)	1,938	—	17,915	—
Borrowings under long-term debt	323,751	—	—	—	—	323,751
Payments on long-term debt	(315,538)	—	—	—	—	(315,538)
Receipts/payments of dividends from subsidiaries/to Parents	7,045	—	(10,521)	(2,519)	—	(5,995)
Other financing activities	(19,098)	—	—	—	—	(19,098)

Net cash (used in) financing activities	(22,985)	(708)	(8,583)	(2,519)	17,915	(16,880)

Net increase (decrease) in cash and cash equivalents	113,484	(3,125)	1,824	2,660	—	114,843
Cash and cash equivalents, beginning of period	79,484	3,782	53	2,060	—	85,379

Cash and cash equivalents, end of period	$192,968	$657	$1,877	$4,720	$—	$200,222

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

DynCorp International LLC and Subsidiaries

Condensed Consolidating Statement of Cash Flow Information

For the Fiscal Year Ended March 28, 2008

	LLC	Subsidiary Guarantors	GLS	Subsidiary Non-Guarantors	Eliminations	Consolidated
	(Amounts in Thousands)
Net cash provided by (used in) operating activities	$27,414	$16,653	$(4,916)	$3,210	$—	$42,361

Cash flows from investing activities:
Purchase of property, equipment and computer software	(7,738)	—	—	—	—	(7,738)
Net transfers (to) Parent/Sub	—	—	—	(2,935)	2,935	—
Other investing cash flows	(3,568)	—	—	—	—	(3,568)

Net cash (used in) investing activities	(11,306)	—	—	(2,935)	2,935	(11,306)
Cash flows from financing activities:
Net transfers from (to) Parent/Sub	16,049	(18,083)	4,969	—	(2,935)	—
Payments on long-term debt	(37,832)	—	—	—	—	(37,832)
Other financing activities	(10,299)	—	—	—	—	(10,299)

Net cash (used in) provided by financing activities	(32,082)	(18,083)	4,969	—	(2,935)	(48,131)

Net (decrease) increase in cash and cash equivalents	(15,974)	(1,430)	53	275	—	(17,076)
Cash and cash equivalents, beginning of period	95,458	5,212	—	1,785	—	102,455

Cash and cash equivalents, end of period	$79,484	$3,782	$53	$2,060	$—	$85,379

The following schedules below show a comparison to the amended totals above with the previously reported consolidating totals for the income statements and cash flows for the fiscal years ended April 3, 2009 and March 28, 2008 and the balance sheet as of April 3, 2009.

DynCorp International LLC and Subsidiaries

Condensed Consolidating Statement of Operations Information

For the Fiscal Year Ended April 3, 2009

	LLC	LLC	Subsidiary Guarantors	Subsidiary Guarantors	GLS	GLS	Subsidiary Non-Guarantors	Subsidiary Non-Guarantors	Eliminations	Eliminations	Consolidated
	As previously presented	As restated	As previously presented	As restated	Not previously reported	As restated	As previously reported	As restated	As previously reported	As restated
	(Amounts in thousands)
Revenue	$2,173,859	$2,173,860	$927,234	$218,101	$—	$709,132	$400,387	$400,387	$(400,387)	$(400,387)	$3,101,093

Cost of services	(1,926,108)	(1,926,117)	(849,080)	(201,461)	—	(647,610)	(394,161)	(394,161)	400,387	400,387	(2,768,962)
Selling, general and administrative expenses	(74,016)	(74,017)	(28,745)	(8,024)	—	(20,720)	(822)	(822)	—	—	(103,583)
Depreciation and amortization expense	(40,475)	(39,219)	—	(1,256)	—	—	(82)	(82)	—	—	(40,557)

Operating income	133,260	134,507	49,409	7,360	—	40,802	5,322	5,322	—	—	187,991
Interest expense	(58,782)	(58,782)	—	—	—	(3,057)	—	—	—	3,057	(58,782)
Loss on early extinguishment of debt	(4,131)	(4,131)		—				—		—	(4,131)
Equity in income (loss) of subsidiaries/affiliates	31,917	30,667	(149)	(138)	—		—	—	(26,545)	(25,306)	5,223
Interest income	2,168	5,226	10	9	—	—	17	17	—	(3,057)	2,195
Other, net	269	280	(138)	(149)	—	—	14	14	—	—	145

Income before income taxes	104,701	107,767	49,132	7,082	—	37,745	5,353	5,353	(26,545)	(25,306)	132,641
Provision for income taxes	(34,931)	(37,997)	(6,355)	(2,634)	—	—	(709)	(1,364)	—	—	(41,995)

Net income	69,770	69,770	42,777	4,448	—	37,745	4,644	3,989	(26,545)	(25,306)	90,646
Noncontrolling interests	—	—	(18,508)	—	—	(18,508)	(2,368)	(2,368)	—	—	(20,876)

Net income attributable to DynCorp International LLC	$69,770	$69,770	$24,269	$4,448	$—	$19,237	$2,276	$1,621	$(26,545)	$(25,306)	$69,770

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

DynCorp International LLC and Subsidiaries

Condensed Consolidating Statement of Operations Information

For the Fiscal Year Ended March 28, 2008

	LLC	LLC	Subsidiary Guarantors	Subsidiary Guarantors	GLS	GLS	Subsidiary Non-Guarantors	Subsidiary Non-Guarantors	Eliminations	Eliminations	Consolidated
	As previously presented	As restated	As previously presented	As restated	Not previously reported	As restated	As previously reported	As restated	As previously reported	As restated
	(Amounts in thousands)
Revenue	$1,878,060	$1,878,060	$261,701	$258,123	$—	$3,566	$331,030	$331,030	$(331,030)	$(331,018)	$2,139,761
Cost of services	(1,622,541)	(1,622,541)	(242,736)	(233,381)	—	(9,343)	(325,419)	(325,419)	331,030	331,018	(1,859,666)
Selling, general and administrative expenses	(106,741)	(106,741)	(11,158)	(10,215)	—	(943)	(20)	(20)	—	—	(117,919)
Depreciation and amortization expense	(41,834)	(39,980)	—	(1,854)	—	—	(339)	(339)	—	—	(42,173)

Operating income	106,944	108,798	7,807	12,673	—	(6,720)	5,252	5,252	—	—	120,003
Interest expense	(55,374)	(55,374)	—	—	—	(26)	—	—	—	26	(55,374)
Equity in income (loss) of subsidiaries/affiliates	14,438	16,507	211	211	—	—	—	—	(9,891)	(11,960)	4,758
Interest income	2,992	3,018	70	70	—	—	—	—	—	(26)	3,062
Other, net	485	485	(289)	(289)	—	—	3	3	—	—	199

Income before income taxes	69,485	73,434	7,799	12,665	—	(6,746)	5,255	5,255	(9,891)	(11,960)	72,648
Provision for income taxes	(24,836)	(25,479)	(2,872)	(2,229)	—	—	(291)	(291)	—	—	(27,999)

Net income	44,649	47,955	4,927	10,436	—	(6,746)	4,964	4,964	(9,891)	(11,960)	44,649
Noncontrolling interests	3,306	—	—	—	—	3,306	—	—	—	—	3,306

Net income attributable to DynCorp International LLC	$47,955	$47,955	$4,927	$10,436	$—	$(3,440)	$4,964	$4,964	$(9,891)	$(11,960)	$47,955

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

DynCorp International LLC and Subsidiaries

Condensed Consolidating Balance Sheet Information

April 3, 2009

	LLC	LLC	Guarantors	Guarantors	GLS	GLS	Non-Guarantors	Non-Guarantors	Eliminations	Eliminations	Consolidated
	As previously presented	As restated	As previously presented	As restated	Not previously reported	As restated	As previously reported	As restated	As previously reported	As restated
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$192,968	$192,968	$2,534	$657	$—	$1,877	$4,720	$4,720	$—	$—	$200,222
Restricted cash	5,935	5,935	—	—	—	—	—	—	—	—	5,935
Accounts receivable, net	389,715	389,716	172,900	28,584	—	144,315	1,817	1,817	—	—	564,432
Intercompany receivables	48,786	12,178	—	—	—	—	43,663	41,346	(92,449)	(53,524)	—
GLS note receivable	—	7,063	—	—	—	—	—	—	—	(7,063)	—
Prepaid expenses and other current assets	112,024	110,549	10,952	8,245	—	4,182	1,238	1,238	—	—	124,214

Total current assets	749,428	718,409	186,386	37,486	—	150,374	51,438	49,121	(92,449)	(60,587)	894,803
Property and equipment, net	14,582	14,582	3,400	3,400	—	—	356	356	—	—	18,338
Goodwill	398,559	398,559	21,621	21,621	—	—	—	—	—	—	420,180
Tradename	18,318	18,318	—	—	—	—	—	—	—	—	18,318
Other intangibles, net	128,833	136,093	13,886	6,626	—	—	—	—	—	—	142,719
Investment in subsidiaries	64,380	72,020	589	589	—	—	—	—	(64,969)	(72,609)	—
Other assets, net	44,762	44,288	94	474	—	94	—	—	—	—	44,856

Total assets	$1,418,862	$1,402,269	$225,976	$70,196	$—	$150,468	$51,794	$49,477	$(157,418)	$(133,196)	$1,539,214

LIABILITIES AND MEMBER’S EQUITY

Current liabilities:
Current portion of long-term debt	$30,540	$30,540	$—	$—	$—	$—	$—	$—	$—	$—	$30,540
Accounts payable	96,574	68,842	63,132	3,522	—	87,342	713	713	—	—	160,419
Accrued payroll and employee costs	69,220	66,999	32,965	7,169	—	28,017	35,808	35,808	—	—	137,993
Intercompany payables	30,207	41,346	62,242	11,805	—	373	—	—	(92,449)	(53,524)	—
GLS note payable	—	—	—	—	—	7,063	—	—	—	(7,063)	—
Other accrued liabilities	94,333	96,554	14,711	5,302	—	7,188	2,546	2,546	—	—	111,590
Income taxes payable and deferred income taxes	13,615	13,615	—	—	—	—	649	649	—	—	14,264

Total current liabilities	334,489	317,896	173,050	27,798	—	129,983	39,716	39,716	(92,449)	(60,587)	454,806
Long-term debt, less current portion	569,372	569,372	—	—	—	—	—	—	—	—	569,372
Other long-term liabilities	6,744	6,744	35	28	—	7	—	—	—	—	6,779
Total equity	508,257	508,257	52,891	42,370	—	20,478	12,078	9,761	(64,969)	(72,609)	508,257

Total liabilities and member’s equity	$1,418,862	$1,402,269	$225,976	$70,196	$—	$150,468	$51,794	$49,477	$(157,418)	$(133,196)	$1,539,214

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

DynCorp International LLC and Subsidiaries

Condensed Consolidating Statement of Cash Flow Information

For the Fiscal Year Ended April 3, 2009

	LLC	LLC	Subsidiary Guarantors	Subsidiary Guarantors	GLS	GLS	Subsidiary Non-Guarantors	Subsidiary Non-Guarantors	Eliminations	Eliminations	Consolidated
	As previously presented	As restated	As previously presented	As restated	Not previously	As restated	As previously	As restated	As previously reported	As restated
	(Amounts in thousands)
Net cash provided by (used in) operating activities	$199,320	$145,617	$(45,509)	$(2,417)	$—	$10,407	$(12,940)	$(12,736)	$—	$—	$140,871

Cash flows from investing
Purchase of property, equipment & computer software	(4,684)	(4,684)	—	—	—	—	—	—	—	—	(4,684)
Net transfers from Parent / Sub	—	—	—	—	—	—	—	17,915	—	(17,915)	—
Other investing cash flows	(4,464)	(4,464)	—	—	—	—	—	—	—	—	(4,464)

Net cash (used in) provided by investing activities	(9,148)	(9,148)	—	—	—	—	—	17,915	—	(17,915)	(9,148)
Cash flows from financing
Net transfers (to) from Parent / Sub	(59,808)	(19,145)	44,208	(708)	—	1,938	15,600	—	—	17,915	—
Borrowings on long-term debt	323,751	323,751	—	—	—	—	—	—	—	—	323,751
Payments on long-term debt	(315,538)	(315,538)	—	—	—	—	—	—	—	—	(315,538)
Receipts/payments of dividends from subsidiaries/to Parents	(5,995)	7,045	—	—	—	(10,521)	—	(2,519)	—	—	(5,995)
Other financing activities	(19,098)	(19,098)	—	—	—	—	—	—	—	—	(19,098)

Net cash (used in) financing activities	(76,688)	(22,985)	44,208	(708)	—	(8,583)	15,600	(2,519)	—	17,915	(16,880)

Net increase (decrease) in cash and cash equivalents	113,484	113,484	(1,301)	(3,125)	—	1,824	2,660	2,660	—	—	114,843
Cash and cash equivalents, beginning of period	79,484	79,484	3,835	3,782	—	53	2,060	2,060	—	—	85,379

Cash and cash equivalents, end of period	$192,968	$192,968	$2,534	$657	$—	$1,877	$4,720	$4,720	$—	$—	$200,222

DynCorp International LLC and Subsidiaries

Condensed Consolidating Statement of Cash Flow Information

For the Fiscal Year Ended March 28, 2008

	LLC	LLC	Subsidiary Guarantors	Subsidiary Guarantors	GLS	GLS	Subsidiary Non-Guarantors	Subsidiary Non-Guarantors	Eliminations	Eliminations	Consolidated
	As previously presented	As restated	As previously presented	As restated	Not previously	As restated	As previously	As restated	As previously reported	As restated
	(Amounts in thousands)
Net cash provided by (used in) operating activities	$27,437	$27,414	$11,712	$16,653	$—	$(4,916)	$3,212	$3,210	$—	$—	$42,361

Cash flows from investing
Purchase of property, equipment & computer software	(7,738)	(7,738)	—	—	—	—	—	—	—	—	(7,738)
Net transfers (to) Parent/Sub	—	—	—	—	—	—	—	(2,935)	—	2,935	—
Other investing cash flows	(3,568)	(3,568)	—	—	—	—	—	—	—	—	(3,568)

Net cash (used in) investing activities	(11,306)	(11,306)	—	—	—	—	—	(2,935)	—	2,935	(11,306)
Cash flows from financing activities:
Net transfers from (to) Parent / Sub	16,026	16,049	(13,089)	(18,083)	—	4,969	(2,937)	—	—	(2,935)	—
Payments on long-term debt	(37,832)	(37,832)	—	—	—	—	—	—	—	—	(37,832)
Other financing activities	(10,299)	(10,299)	—	—	—	—	—	—	—	—	(10,299)

Net cash (used in) provided by financing activities	(32,105)	(32,082)	(13,089)	(18,083)	—	4,969	(2,937)	—	—	(2,935)	(48,131)

Net (decrease) increase in cash and cash equivalents	(15,974)	(15,974)	(1,377)	(1,430)	—	53	275	275	—	—	(17,076)
Cash and cash equivalents, beginning of period	95,458	95,458	5,212	5,212	—	—	1,785	1,785	—	—	102,455

Cash and cash equivalents, end of period	$79,484	$79,484	$3,835	$3,782	$—	$53	$2,060	$2,060	$—	$—	$85,379

Note 13 — Segment and Geographic Information

As mentioned in Item 1 and Note 3, we changed our operating segment structure in the beginning of fiscal year 2010. Our operations are aligned into three divisions, each of which constitutes an operating segment; GSDS, GPSS and GLS. Our GPSS operating segment provides services domestically and in foreign countries under contracts with the U.S. government and some foreign customers, whereas our GSDS and GLS operating segments primarily provide services in foreign countries with the U.S. government as the primary customer. All three segments operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.

Each operating segment provides different services and involves different strategies and risks with a President, who reports directly to our CEO. For decision-making purposes, our CEO uses financial information generated and reported at the operating segment level. We evaluate segment performance and allocate resources based on factors such as each segment’s operating income, working capital requirements and backlog. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the consolidated financial statements.

	Fiscal Years Ended
	April 2, 2010	April 3, 2009	March 28, 2008
	(Amounts in thousands)
Revenue
Global Stabilization and Development Solutions	$1,636,242	$1,085,229	$972,964
Global Platform Support Solutions	1,213,666	1,311,959	1,163,586
Global Linguist Services	734,086	709,132	3,566
Corporate (1)	2,744	—	—
Elimination	(1,476)	(5,227)	(355)

Total reportable segments	$3,585,262	$3,101,093	$2,139,761

Operating income (loss)
Global Stabilization and Development Solutions	$74,409	$49,560	$94,687
Global Platform Support Solutions	90,584	98,702	31,466
Global Linguist Services	44,906	39,729	(6,150)
Corporate (1)	1,730	—	—

Total reportable segments	$211,629	$187,991	$120,003

Depreciation and amortization
Global Stabilization and Development Solutions	$21,272	$19,655	$21,533
Global Platform Support Solutions	19,755	20,217	20,176
Global Linguist Services	612	685	464

Total reportable segments (2)	$41,639	$40,557	$42,173

Assets
Global Stabilization and Development Solutions	$1,056,732	$594,206	$659,754
Global Platform Support Solutions	492,759	510,583	593,279
Global Linguist Services	125,570	152,090	8,551

Total reportable segments	1,675,061	1,256,879	1,261,584
Corporate activities (3)	107,556	282,335	141,125

Total consolidated assets	$1,782,617	$1,539,214	$1,402,709

(1)	Represents amounts recorded to corporate for the release of prior year reserves associated with a government cost audit.
(2)	Excludes amounts included in cost of services of $0.9 million, $1.1 million and $1.3 million during fiscal years 2010, 2009 and 2008, respectively.
(3)	Assets primarily include cash, deferred income taxes, fixed assets and deferred debt issuance cost.

Geographic Information — Revenue by geography is determined based on the location of services provided.

	Fiscal Year Ended
	April 2, 2010		April 3, 2009		March 28, 2008
	(Amounts in thousands)
United States	$678,807	19%	$764,034	25%	$718,787	34%
Middle East (1)	2,626,522	73%	1,971,411	64%	1,120,910	52%
Other Americas	123,043	3%	143,423	4%	194,767	9%
Europe	72,584	2%	65,975	2%	46,242	2%
Asia-Pacific	68,304	2%	84,018	3%	34,400	2%
Other	16,002	1%	72,232	2%	24,655	1%

Total	$3,585,262	100%	$3,101,093	100%	$2,139,761	100%

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

(1)	The Middle East includes but is not limited to activities in Iraq, Afghanistan, Somalia, Oman, Qatar, United Arab Emirates, Kuwait, Palestine, Sudan, Pakistan, Jordan, Lebanon, Bahrain, Yemen, Saudi Arabia, Turkey and Egypt.

Revenue from the U.S. government accounted for approximately 97%, 96% and 95% of total revenue in fiscal years 2010, 2009 and 2008, respectively. As of April 2, 2010, April 3, 2009 and March 28, 2008, accounts receivable due from the U.S. government represented over 95% of total accounts receivable, in each fiscal year respectively.

Note 14 — Related Parties, Joint Ventures and Variable Interest Entities

Management Fee

We pay Veritas Capital an annual management fee of $0.3 million plus expenses to provide us with general business management, financial, strategic and consulting services. We recorded $0.5 million in these fees and expenses for the fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008, respectively. Our obligation to pay this fee will terminate upon a change of control.

Joint Ventures

Amounts due from our unconsolidated joint ventures totaled $5.2 million and $2.5 million as of April 2, 2010 and April 3, 2009, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The change in these receivables from April 3, 2009 to April 2, 2010 resulted in a use of operating cash for the fiscal year ended April 2, 2010 of approximately $2.6 million. The related revenue we earned from our unconsolidated joint ventures totaled $5.3 million, $18.1 million and $8.5 million for the fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008, respectively. Additionally, we earned $5.2 million, $5.2 million and $4.8 million in equity method income for the fiscal years ended April 2, 2010, April 3, 2009, and March 28, 2008, respectively.

On July 31, 2008, we sold 50% of our ownership interest in our previously wholly owned subsidiary, DIFZ, for approximately $8.2 million. We financed the transaction by accepting three promissory notes provided by the purchaser. As a result, the financed portion of the sale was accounted for as a capital transaction reflected in members units. The notes are being repaid through the purchaser’s portion of DIFZ quarterly dividends, excluding the $0.5 million down payment. We recognized a gain of $0.5 million on the sale from receipt of the cash payment in fiscal year 2009. As a result of the sale, we currently hold three promissory notes from our joint venture partner which had an aggregate initial value of $9.7 million as a result of the sales price. The notes are included in Prepaid expenses and other current assets and in Other assets on our consolidated balance sheet for the short and long-term portions, respectively. The loan balance outstanding was $8.1 million and $8.9 million as of April 2, 2010 and April 3, 2009, respectively, reflecting the initial value plus accrued interest, less payments against the promissory notes. The fair value of the loan is not materially different from its carrying value.

Variable Interest Entities

We own an interest in five VIEs: (i) 40% owned PaTH Joint Venture; (ii) 45% owned CRS Joint Venture; (iii) 44% owned Babcock DynCorp Limited (“Babcock”) Joint Venture; (iv) 51% owned GLS Joint Venture; and (v) the 50% owned DIFZ Joint Venture. We do not encounter any significant risk through our involvement in our VIEs which is outside the normal course of our business.

Additionally, our largest shareholder, Veritas Capital, the majority owner of DIV Holding, continues to be the majority owner of McNeil Technologies, our GLS partner.

PaTH is a joint venture formed in May 2006 with two other partners for the purpose of procuring government contracts with the Federal Emergency Management Authority. CRS is a joint venture formed in March 2006 with two other partners for the purpose of procuring government contracts with the U.S. Navy. Babcock is a Joint Venture formed in January 2005 and currently provides services to the British Ministry of Defense. We do not provide any significant financial support and would not absorb the majority of expected losses or gains from PaTH, CRS or Babcock. We account for PaTH, CRS and Babcock as equity method investments based on our ownership percentage of the ventures.

GLS is a joint venture formed in August 2006 with one partner, McNeil Technologies, for the purpose of procuring government contracts with the U.S. Army. Our largest shareholder is the majority owner of McNeil Technologies. We concluded that we were the primary beneficiary of the venture, primarily based on our ownership percentage. We account for GLS as a consolidated subsidiary in our consolidated financial statements. We incur significant costs on behalf of GLS related to the normal operations of the venture. However, these costs typically support revenue billable to our customer. GLS assets and liabilities were $126.0 million and $101.3 million at April 2, 2010, respectively, as compared to $150.5 million

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

and $129.6 million at April 3, 2009, respectively. The GLS liabilities exclude certain intercompany items such as the loan payable from GLS to DynCorp International LLC, which is eliminated in consolidation. Additionally, GLS revenue was $734.1 million, $709.1 million for the fiscal years ended April 2, 2010 and April 3, 2009, respectively. GLS revenue was not material for the fiscal year ended March 28, 2008.

DIFZ became a joint venture in July 2008 as Palm Trading Investment Corp. purchased a 50% interest in DIFZ. DIFZ provides foreign staffing, human resources and payroll services. We concluded that we were the primary beneficiary since we would absorb the majority of expected losses or gains from the venture based on the terms of the sale agreement. We incur significant costs on behalf of DIFZ related to the normal operations of the venture. The vast majority of these costs are considered direct contract costs and thus billable on the various corresponding contracts supported by DIFZ services. DIFZ assets and liabilities were $74.7 million and $72.9 million, respectively, as of April 2, 2010, as compared to $38.0 million and $36.5 million at April 3, 2009, respectively. Additionally, DIFZ revenue was $407.0, million and $261.7 million for the fiscal years ended April 2, 2010 and April 3, 2009, respectively. These intercompany revenue and costs are eliminated in consolidation.

In the aggregate, our maximum exposure to losses as a result of our investment in VIEs consists of our $7.7 million investment in unconsolidated subsidiaries, $5.2 million in receivables from our joint ventures, working capital funding to GLS as well as contingent liabilities that are neither probable nor reasonably estimable as of April 2, 2010. While the amount of funding we provide to GLS can vary significantly due to timing of payments to vendors and collections from its customer, the average balance over the 12 months ended April 2, 2010 and April 3, 2009 was approximately $24.5 million and $34.3 million, respectively.

Note 15 — Collaborative Arrangements

We participate in a collaborative arrangement with our partner on the LOGCAP IV program. The purpose of this arrangement is to share some of the risks and rewards associated with this contract. We receive working capital contributions to mitigate the risks associated with the timing of cash inflows and outflows. We also share in the profits.

We account for this collaborative arrangement under ASC 808 — Collaborative Arrangements. We record revenue gross as the prime contractor. The cash inflows, outflows, as well as expenses incurred impact Cost of services in the period realized or incurred. Revenue was $586.8 million and $4.7 million during fiscal years 2010 and 2009, respectively. Our share of the total profits was $9.5 million in fiscal year 2010 and a $2.0 million loss during fiscal year 2009. There were no significant LOGCAP IV activities in fiscal year 2008.

In December 2009, we removed one of our collaborative partners (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Notable Events for the fiscal year ended April 2, 2010”), which increased our portion of the LOGCAP IV profit sharing percentage from 40% to 70%.

Note 16 — Acquisitions

Phoenix Consulting Group, Inc.

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

Phoenix has been incorporated into the GSDS operating segment as its own strategic business area representing a new service offering for us. Revenue from October 2, 2009 through April 2, 2010 totaled $13.0 million. The associated operating income was immaterial.

The purchase price is comprised of the following three elements:

(Amounts in thousands)	Purchase Elements
Cash paid at closing	$38,573
Final working capital adjustment paid during the third quarter of fiscal year 2010	1,094
Fair value of contingent earn-out consideration, as of the acquisition date, payable in fiscal year 2011	2,707

Total purchase price	$42,374

The acquisition was accounted for as a business combination pursuant to ASC 805 — Business Combinations. In accordance with ASC 805, the purchase price has been allocated to assets and liabilities based on their estimated fair value at

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

the acquisition date. The following table represents the allocation of the purchase price to the acquired assets and liabilities and resulting goodwill:

(amounts in thousands)	Reconciliation to Goodwill
Total purchase price	$42,374
Cash acquired	(1,762)
Receivables	(5,674)
Other assets	(4,272)
Identifiable intangible assets	(12,352)
Other liabilities assumed	9,916

Goodwill	$28,230

Management allocated the purchase price for the acquisition based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. We utilized recognized valuation techniques, including the income approach and cost approach for intangible assets and the cost approach for tangible assets.

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

The purchase price includes $4.4 million held in escrow for indemnification liabilities (as defined by the stock purchase agreement) of the seller, $3.4 million of which (less any amounts applied to claims) is expected to be released in March 2011. The final $1.0 million will be released in September 2013 (less any amount applied to claims). The seller’s indemnification obligations are capped at the total purchase price. In accordance with the indemnification obligations set forth in the purchase agreement, we recorded an indemnification asset of $2.5 million related to an uncertain income tax position and a payroll tax liability.

Acquired intangible assets of $12.4 million consisted of customer relationships, non-compete agreements, training materials, software, and tradename. The amortization period for these intangible assets ranges from two to ten years. We recorded $0.7 million in amortization in fiscal year 2010 covering the period of October 19, 2009 through April 2, 2010. The major classes of intangible assets valued as of the October 19, 2009 acquisition date are as follows:

Intangible Assets	Weighted Average Useful Life	Amount
(Amounts in thousands, except weighted average)
Customer relationships	7.5	$2,827
Training materials	10	6,886
Software	10	2,046
Non-compete agreements	2	212
Tradename	5	381

		$12,352

The goodwill arising from the acquisition consists largely of expectations that Phoenix extends our ability to deliver compelling services to national security clients and the intelligence community. Additionally, our infrastructure and capabilities increase resources for Phoenix and provide a strong foundation for growth. The goodwill recognized is not deductible for tax purposes.

We recognized $0.7 million of acquisition related costs that were expensed in the second quarter in fiscal year 2010 and are included in selling, general and administrative expenses in our consolidated statements of income for the fiscal year ended April 2, 2010.

The Phoenix stock purchase agreement provides for earn-out payments ranging from a minimum of zero to a maximum of $5.0 million contingent upon the achievement of certain revenue and earnings before interest, taxes, depreciation and amortization targets for the calendar year ending December 31, 2010. Approximately 80% of this payout is considered contingent purchase consideration and the other portion is considered contingent compensation. The fair value of the contingent purchase consideration arrangement was determined to be $1.1 million as of April 2, 2010 using the latest weighted fiscal year 2010 forecasts discounted based on our weighted average cost of capital. As such, we recorded a $1.7

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

million reduction to the earn-out liability resulting in an increase to Other income, net. Subsequent changes in the fair value of the contingent earn-out liability will be recorded in earnings.

In addition to the purchase price, we agreed with the seller to pay $7.5 million into an escrow account for retention bonuses for key Phoenix employees. The retention bonuses will be paid upon completion of the individual retention periods ranging from March 2011 to October 2012. Additionally, termination without cause, termination by reason of death or disability or resignation for good reason will result in an accelerated retention payment. Alternatively, if the employee resigns or is terminated for cause prior to completion of the retention period he/she forfeits either all or a portion of their retention bonus. One retention employee was terminated without cause in the third quarter of fiscal year 2010 which triggered a $1.7 million payment and related expense. The remainder of the deferred compensation expense will be amortized from periods ranging from 17 to 36 months after the acquisition date, over the requisite vesting periods. The remaining $5.8 million is expected to be paid in March 2011.

Casals and Associates, Inc

On January 22, 2010, we acquired 100% of the outstanding shares of Casals, a provider of management consulting services in the areas of democracy and governance, rule of law and justice, conflict management and recovery, anti-corruption and strategic communication to a wide range of U.S. government organizations. This acquisition is consistent with our goal of accelerating growth, expanding service offerings and penetrating new segments. We funded the purchase price with cash on hand.

Casals has been incorporated into the GSDS operating segment. Revenue since the acquisition totaled $4.1 million through April 2, 2010. The associated operating income has been immaterial.

The purchase price is comprised of the following elements:

(amounts in thousands)	Purchase Elements
Cash paid at closing	$5,902
Estimated working capital adjustment to be paid in fiscal year 2011	765

Total estimated purchase price	$6,667

The acquisition was accounted for as a business combination pursuant to ASC 805 – Business Combinations. In accordance with ASC 805, the purchase price has been allocated to assets and liabilities based on their estimated fair value at the acquisition date. The following table represents the allocation of the purchase price to the acquired assets and liabilities and resulting goodwill:

(amounts in thousands)	Reconciliation to Goodwill
Total estimated purchase price	$6,667
Cash acquired	(918)
Receivables	(3,550)
Other assets	(868)
Identifiable intangible assets	(653)
Other liabilities assumed	2,780

Goodwill	$3,458

The $6.7 million dollar purchase price includes an estimated working capital adjustment of $0.8 million, which will be finalized in fiscal year 2011. The goodwill arising from the acquisition consists largely of expectations that Casals extends our ability to deliver services to new clients in the international development community. Additionally, our infrastructure and capabilities increase resources for Casals and provide a strong foundation for growth. The goodwill recognized is deductible for tax purposes as this business combination was treated as an asset acquisition in accordance with our 338(h)(10) election for tax purposes.

Management allocated the purchase price for the acquisition based on estimates of the fair values of the tangible assets and liabilities assumed. We utilized recognized valuation techniques, including the income approach and cost approach for intangible assets and the cost approach for tangible assets.

We recognized $0.6 million of acquisition related costs that were incurred in the third and fourth quarters and are included in selling, general and administrative expenses in our consolidated statements of income for the fiscal year ended April 2, 2010.

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

The carrying amount of receivables approximates fair value as the acquired receivables are short-term in nature and have high probability of collection. There were no significant receivables determined to be uncollectable as of the date of the acquisition. Given that majority of Casals receivables are with the U.S. government, we believe the impact of any uncollected receivables would be immaterial to our consolidated financial statements.

The purchase price includes $1.0 million held in escrow for indemnification liabilities of the seller. The escrow amount (less any amounts applied to claims) is expected to be released to the seller on or about September 22, 2011. The seller’s indemnification obligations are capped at $1.1 million.

Note 17 — Fair Value of Financial Assets and Liabilities

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

As of April 2, 2010, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the following:

•

Cash equivalents including restricted cash which consists of petty cash, cash in-bank and short-term, highly liquid, income-producing investments with original maturities of 90 days or less. This is categorized as a Level 1 input.

•

Interest rate derivatives, as further described in Note 10, consisting of interest rate swap contracts. The fair values of the interest rate swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, we have categorized these interest rate swap contracts as Level 2. We have consistently applied these valuation techniques in all periods presented.

•

Contingent earn-out consideration, as discussed in Note 16, which relate to the consideration to be paid to the selling shareholders of Phoenix based on calendar year 2010 results. The fair value of the contingent consideration arrangement was determined using a combination of (i) results from January 1, 2010 through April 2, 2010 and (ii) the weighted forecasts of future results discounted based on our weighted average cost of capital. As the valuation is based on internal models with inputs that are not observable, we have categorized the contingent earn-out consideration as Level 3.

•

Contingent compensation related to the compensation to be paid to certain Phoenix employees, contingent upon calendar year 2010 results and upon the employees continuous employment with the Company. The fair value of the contingent consideration arrangement was determined using a combination of (i) results from January 1, 2010 through April 2, 2010 and (ii) the weighted forecasts of future results discounted based on our weighted average cost of capital. As the valuation is based on internal models with inputs that are not observable, we have categorized the contingent earn-out compensation as Level 3.

Our assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of April 2, 2010, were as follows:

	Fair Value Measurements at Reporting Date Using
	Book value of financial assets/(liabilities) as of April 2, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
(amounts in thousands)
Assets
Cash equivalents (1)	$137,698	$137,698	$—	$—

Total assets measured at fair value	$137,698	$137,698	$—	$—

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

	Fair Value Measurements at Reporting Date Using
	Book value of financial assets/(liabilities) as of April 2, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
(amounts in thousands)
Liabilities
Contingent earn-out consideration and compensation	$(1,173)	$—	$—	$(1,173)
Interest rate derivatives	(1,634)	—	(1,634)	—

Total liabilities measured at fair value	$(2,807)	$—	$(1,634)	$(1,173)

(1)	Includes cash equivalents and restricted cash

The table below provides reconciliation between the beginning and ending balance of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) for the fiscal year ended April 2, 2010.

(Amounts in thousands)
Beginning balance at April 4, 2009	$—
Contingent earn-out consideration and compensation	2,707
Total gains included in earnings	(1,534)
Transfers in and/or out of Level 3	—

Ending balance at April 2, 2010	$1,173

Note 18 — Quarterly Financial Data (Unaudited)

In our opinion, the following unaudited quarterly information includes all adjustments, consisting of normal recurring adjustments, necessary to fairly present our consolidated results of operations for such periods.

	Fiscal Year 2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Amounts in thousands, except per share data)
Revenue	$1,063,743	$914,970	$821,372	$785,177
Operating income	$57,187	$49,390	$52,551	$52,501
Net income attributable to DynCorp International LLC	$24,461	$20,428	$20,554	$20,645

	Fiscal Year 2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Amounts in thousands, except per share data)
Revenue	$812,821	$792,327	$779,151	$716,794
Operating income	$49,781	$51,583	$46,633	$39,994
Net income attributable to DynCorp International LLC	$19,166	$19,753	$12,871	$17,980

Note 19 — Subsequent Events

As discussed in detail in the definitive proxy statement filed by us with the SEC on May 17, 2010, on April 11, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Delta Tucker Holdings, Inc. (“Merger Parent”) and Delta Tucker Sub, Inc. (“Merger Sub”), each of whom is an affiliate of the private investment firm, Cerberus Capital Management, L.P. Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, and as a result the Company will continue as the surviving corporation and be a wholly owned subsidiary of Merger Parent (the “Merger”). The Merger Agreement was approved by Our Parent’s board of directors.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Our Parent’s Class A Common Stock, other than shares owned by the Our Parent, Merger Parent or Merger Sub, or by any

DYNCORP INTERNATIONAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

stockholders who have perfected and not withdrawn a demand for appraisal rights under Delaware law, will be canceled and will be automatically converted into the right to receive the $17.55 per share merger consideration, without interest.

On June 7, 2010, we commenced a cash tender offer and consent solicitation for any and all outstanding $376.2 million aggregate principal amount of our 9.5% senior subordinated notes. The tender offer and consent solicitation is being conducted pursuant to the Merger Agreement. Our obligation to accept for purchase the senior subordinated notes in the tender offer is subject to, among other things, the consummation of the Merger and the receipt of consents from holders of the senior subordinated notes representing a majority of the outstanding principal amount of the senior subordinated notes. However, completion of the tender offer and consent solicitation is not a condition to completion of the Merger.

Schedule II — Valuation and Qualifying Accounts

DynCorp International LLC

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

	Beginning of Period	Charged/(Credited) to Costs and Expense	Deductions from Reserve (1)	End of Period
	(Amounts in thousands)
Allowance for doubtful accounts:
March 31, 2007 — March 28, 2008	$3,428	(923)	(2,237)	$268
March 29, 2008 — April 3, 2009	$268	(185)	(15)	$68
April 3, 2009 — April 2, 2010	$68	21	(21)	$68

(1)	Deductions from reserve represent accounts written off, net of recoveries.

* * * * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management, under the supervision and with the participation of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of managers regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

Under the supervision and with the participation of our CEO and CFO, our management conducted an assessment of the effectiveness of our internal controls and procedures over financial reporting as of April 2, 2010, based on the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that as of April 2, 2010, our internal controls and procedures over financial reporting were effective based on those criteria.

Deloitte & Touche LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Annual Report, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included below.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that have occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of DynCorp International LLC

Falls Church, Virginia

We have audited the internal control over financial reporting of DynCorp International LLC, a wholly owned subsidiary of DynCorp International Inc., and subsidiaries (the “Company”) as of April 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of managers, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 2, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended April 2, 2010, and our report dated June 15, 2010, expressed an unqualified opinion on such consolidated financial statements and financial statement schedule which report included an explanatory paragraph regarding a change in its method of accounting for noncontrolling interests in consolidated subsidiaries and the retrospective adjustment of all periods presented in the consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Fort Worth, Texas

June 15, 2010

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Item 10 is not presented herein as the Company meets the conditions set forth in General Instruction (I)(1)(a) and (b).

ITEM 11.	EXECUTIVE COMPENSATION.

Item 11 is not presented herein as the Company meets the conditions set forth in General Instruction (I)(1)(a) and (b).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Item 12 is not presented herein as the Company meets the conditions set forth in General Instruction (I)(1)(a) and (b).

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Item 13 is not presented herein as the Company meets the conditions set forth in General Instruction (I)(1)(a) and (b).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees billed by Deloitte & Touche LLP, our independent auditors, for fiscal years 2010 and 2009, for audit, audit-related, tax and other services.

Deloitte & Touche LLP	2010	2009
Audit Fees (1)	$2,313,207	$2,472,940
Audit-Related Fees (2)	$152,250	$302,610
Tax Fees (3)	$7,975	$43,619
All Other Fees	$—	$—

(1)	Audit fees principally include fees for services related to the annual audit of the consolidated financial statements, reviews of our interim quarterly financial statements and other filings and evaluation of our compliance with Section 404 of the Sarbanes-Oxley Act.
(2)	Audit-related fees principally include those for services related to employee benefit plans, statutory audits and SEC registration statements.
(3)	Tax fees include domestic tax advisory services related to state and local taxes and international tax advisory services principally related to international tax return preparation and employment tax matters.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial statements: The following consolidated financial statements and schedules of DynCorp International LLC are included in this report:

•	Report of Independent Registered Public Accounting Firm:

•	Consolidated Statements of Income for the fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008.

•	Consolidated Balance Sheets as of April 3, 2009 and March 28, 2008.

•	Consolidated Statements of Cash Flows for the fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008.

•	Consolidated Statements of Member’s Equity for the fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008.

•	Notes to Consolidated Financial Statements.

(b) Financial Statement Schedules:

•	Schedule I — Valuation and Qualifying Accounts for the fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008.

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

Date: June 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM L. BALLHAUS William L. Ballhaus	President and Chief Executive Officer (principal executive officer)	June 15, 2010

/S/ MICHAEL J. THORNE Michael J. Thorne	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and principal accounting officer)	June 15, 2010

/S/ ROBERT B. MCKEON Robert B. McKeon	Sole Manager	June 15, 2010

EXHIBIT INDEX

Exhibit Number	Description

1.1	Purchase Agreement, dated as of December 12, 2004, by and among Computer Sciences Corporation, Predecessor DynCorp, Veritas and DI Acquisition	(A)

1.2	First Amendment to Purchase Agreement, dated as of February 11, 2005, by and between Computer Sciences Corporation, Predecessor DynCorp, Veritas and DI Acquisition	(A)

2.1	Agreement and Plan of Merger, dated as of April 11, 2010, by and among DynCorp International Inc., Delta Tucker Holdings, Inc. and Delta Tucker Sub, Inc.	(V)

3.1	Certificate of Formation of DynCorp International LLC	(A)

3.2	Amended and Restated Operating Agreement of DynCorp International LLC	(A)

3.3	Certificate of Incorporation of DIV Capital Corporation	(A)

3.4	Bylaws of DIV Capital Corporation	(A)

3.5	Amended and Restated Bylaws of DynCorp International Inc.	(AA)

3.6	Certificate of Formation of DIV Holding LLC	(A)

3.7	Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(A)

3.8	Amendment No. 1 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(B)

3.9	Amendment No. 2 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(C)

3.10	Amendment No. 3 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(G)

3.11	Amendment No. 4 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(H)

3.12	Amendment No. 5 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(I)

3.13	Amendment No. 6 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(J)

3.14	Amendment No. 7 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(X)

3.15	Amendment No. 8 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(Y)

3.16	Certificate of Formation of DTS Aviation Services LLC	(A)

3.17	Limited Liability Company Operating Agreement of DTS Aviation Services LLC	(A)

3.18	Certificate of Formation of DynCorp Aerospace Operations LLC	(A)

Exhibit Number	Description

3.19	Limited Liability Company Agreement of DynCorp Aerospace Operations LLC	(A)

3.20	Articles of Organization of DynCorp International Services LLC	(A)

3.21	Limited Liability Company Agreement of DynCorp International Services LLC	(A)

3.22	Articles of Organization — Conversion of Dyn Marine Services LLC	(A)

3.23	Limited Liability Company Agreement of Dyn Marine Services LLC	(A)

3.24	Articles of Organization Dyn Marine Services of Virginia LLC	(A)

3.25	Limited Liability Company Agreement of Dyn Marine Services of Virginia LLC	(A)

3.26	Certificate of Formation of Services International LLC	(A)

3.27	Limited Liability Company Agreement of Services International LLC	(A)

3.28	Certificate of Formation of Worldwide Humanitarian Services LLC	(L)

3.29	Amended and Restated Limited Liability Company Agreement of Worldwide Humanitarian Services LLC	(L)

4.1	Indenture dated February 11, 2005 by and among DynCorp International Inc., DIV Capital Corporation, the Guarantors and The Bank of New York, as Trustee	(A)

4.2	Supplemental Indenture dated May 6, 2005 among DynCorp International of Nigeria LLC, DynCorp International LLC, DIV Capital Corporation, the Guarantors and The Bank of New York, as Trustee	(A)

4.3	Guarantee (included in Exhibit 4.1)	(A)

4.4	Form of 9.500% Senior Subordinated Notes due 2013 (included in Exhibit 4.1)	(A)

4.5	Exchange and Registration Rights Agreement, dated February 11, 2005, among DynCorp International LLC, DIV Capital Corporation, the Guarantors and the Initial Purchasers	(A)

4.6	Exchange and Registration Rights Agreement, dated July 28, 2008, among DynCorp International LLC, DIV Capital Corporation and Wachovia Capital Markets, LLC and Goldman & Sachs & Co.	(S)

4.7	Supplemental Indenture, dated as of July 14, 2008, among DynCorp International LLC, DIV Capital Corporation, the Guarantors named therein and The Bank of New York Mellon	(BB)

4.8	DynCorp International Inc. Deferred Compensation Plan	(W)

10.1	Securities Purchase Agreement, dated as of February 1, 2005 among DynCorp International LLC and DIV Capital Corporation, and Goldman, Sachs & Co. and Bear, Stearns & Co. Inc., as Initial Purchasers	(A)

10.2	Credit and Guaranty Agreement, dated as of February 11, 2005, by and among Finance, DI Acquisition and the other Guarantors party thereto, various Lenders party thereto, Goldman Sachs Credit Partners L.P., Bear Stearns Corporate Lending Inc., Bear, Stearns & Co. Inc. and Bank of America, N.A.	(A)

Exhibit Number	Description

10.3	Pledge and Security Agreement, dated as of February 11, 2005, among VCDI, DI Acquisition Corp., DynCorp International LLC, DIV Capital Corporation, DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, Dyn Marine Services LLC, Dyn Marine Services of Virginia LLC, Services International LLC, Worldwide Humanitarian Services LLC, Guarantors and Goldman Sachs Credit Partners L.P., as Collateral Agent	(A)

10.4	Revolving Loan Note, issued by DynCorp International LLC under the SPA, dated February 1, 2005	(A)

10.5	Settlement and Amendment Agreement, dated October 27, 2005, by and among Computer Sciences Corporation, DynCorp, CSC Applied Technology, LLC, The Veritas Capital Fund II, L.P., DynCorp International Inc., and DynCorp International LLC.	(D)

10.6	First Amendment and Waiver, dated January 9, 2006, among DynCorp International LLC, DynCorp International Inc., and certain subsidiaries of the Company, the lenders party thereto, Goldman Sachs Credit Partners L.P. and Bank of America, N.A.	(E)

10.7+	Employment Agreement effective as of April 12, 2006 between DynCorp International LLC and Michael J. Thorne.	(F)

10.8+	Employment Agreement effective as of April 12, 2006 between DynCorp International LLC and Natale S. DiGesualdo.	(F)

10.9+	Employment Agreement effective as of May 19, 2008 between DynCorp International LLC and William L. Ballhaus.	(M)

10.10+	Employment Agreement effective as of April 12, 2006 between DynCorp International LLC and Robert B. Rosenkranz	(L)

10.11+	Employment Agreement effective as of July 17, 2006 between DynCorp International LLC and Herbert J. Lanese	(H)

10.12	Consulting Agreement effective as of September 1, 2006 between DynCorp International LLC and General Anthony C. Zinni	(N)

10.13+	The DynCorp International LLC Executive Incentive Plan	(K)

10.14	Second Amendment and Waiver, dated June 28, 2006, among DynCorp International LLC, DynCorp International Inc., and certain subsidiaries of the Company, the lenders party thereto, Goldman Sachs Credit Partners L.P. and Bank of America, N.A.	(G)

10.15+	Employment Agreement effective as of October 24, 2006, between DynCorp International LLC and Curtis L. Schehr.	(O)

10.16+	Employment Agreement effective as of July 6, 2007 between DynCorp International LLC and Anthony C. Zinni.	(O)

10.16+	DynCorp International Inc. 2007 Omnibus Incentive Plan.	(R)

10.17	Credit Agreement, dated July 28, 2008 by and among DynCorp International Inc. and DynCorp International LLC, as borrower, the lenders referred to therein, and Wachovia Bank National Association.	(S)

10.18+	Collateral Agreement dated as of July 28, 2008 by and among DynCorp International Inc. and DynCorp International LLC, as borrower, and certain of their respective	(S)

Exhibit Number	Description

subsidiaries as guarantors in favor of Wachovia Bank National Association, as administrative agent.

10.19	Holdings Guarantee Agreement dated as of July 28, 2008 by DynCorp International Inc, as guarantor, in favor of Wachovia Bank National Association, as administrative agent.	(S)

10.20	Subsidiary Guaranty Agreement dated as of July 28, 2008 by and among certain domestic subsidiaries of DynCorp International Inc, as subsidiary guarantors, in favor of Wachovia Bank National Association, as administrative agent.	(S)

10.21	Purchase Agreement, dated July 14, 2008, among DynCorp International LLC, DIV Capital Corporation, the guarantors named therein and Wachovia Capital Markets, LLC and Goldman & Sachs & Co., as representative of the several purchasers named therein.	(T)

10.22+	Employment Agreement effective as of December 29, 2008, between DynCorp International LLC and Tony Smeraglinolo	(Q)

10.23	Amendment to Credit Agreement, dated March 6, 2009 by and among DynCorp International Inc. and DynCorp International LLC, as borrower, the lenders referred to therein, and Wachovia Bank National Association.	(U)

10.24+	Employment Agreement effective as of April 6, 2009, between DynCorp International LLC and Steven T. Schorer.	(P)

10.25+	Amendment No.1 to Employment Agreement for Curtis Schehr, effective as of May 21, 2009.	(P)

10.26	Amendment No.1 to the 2007 Omnibus Incentive Plan	(Z)

10.27	Guarantee, dated as of April 11, 2010, by Cerberus Series Four Holdings, LLC, in favor of DynCorp International Inc.	(V)

12.1*	Statement re: computation of ratios.

21.1*	List of subsidiaries of DynCorp International LLC

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Form of Notice of Guaranteed Delivery for Outstanding 9.500% Senior Subordinated Notes due 2013, Series A, in exchange for 9.500% Senior Subordinated Notes due 2013, Series B	(A)

*	Filed herewith.

+		Management contracts or compensatory plans or arrangements.

(A)	—	Previously filed as an exhibit to Amendment No. 1 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005.

(B)	—	Previously filed as an exhibit to DynCorp International Inc.’s Amendment No. 2 to Form S-1 (Reg. No. 333-128637) filed with the SEC on November 30, 2005.

(C)	—	Previously filed as an exhibit to DynCorp International Inc.’s Amendment No. 3 to Form S-1 (Reg. No. 333-128637) filed with the SEC on March 27, 2006.

(D)	—	Previously filed as an exhibit to Amendment No. 2 to Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on October 28, 2005.

(E)	—	Previously filed as an exhibit to Form 8-K filed with the SEC on January 11, 2006.

(F)	—	Previously filed as an exhibit to Form 8-K filed with the SEC on April 17, 2006.

(G)	—	Previously filed as an exhibit to DynCorp International Inc.’s Form 10-K filed with the SEC on June 29, 2006.

(H)	—	Previously filed as an exhibit to DynCorp International Inc.’s Form 8-K filed with the SEC on July 19, 2006.

(I)	—	Previously filed as an exhibit to DynCorp International Inc.’s Form 8-K filed with the SEC on December 15, 2006.

(J)	—	Previously filed as an exhibit to DynCorp International Inc.’s Form 8-K filed with the SEC on February 27, 2007.

(K)	—	Previously filed as an exhibit to Form 8-K filed with the SEC on April 4, 2006.

(L)	—	Previously filed as an exhibit to Form 10-K filed with the SEC on June 20, 2007.

(M)	—	Previously filed as an exhibit to DynCorp International Inc.’s Form 8-K filed with the SEC on May 13, 2008.

(N)	—	Previously filed as an exhibit to DynCorp International Inc.’s Form 8-K filed with the SEC on September 18, 2006.

(O)	—	Filed as an exhibit to Form 10-K filed with the SEC on June 10, 2008.

(P)	—	Filed as an exhibit to DynCorp International Inc.’s Form 10-K filed with the SEC on June 11, 2009.

(Q)	—	Previously filed as an exhibit to DynCorp International Inc.’s Form 10-Q filed with the SEC on February 11, 2009.

(R)	—	Previously filed as an exhibit to DynCorp International Inc.’s Form 10-K filed with the SEC on June 10, 2008.

(S)	—	Previously filed as an exhibit to DynCorp International Inc.’s Form 8-K filed with the SEC on August 1, 2008.

(T)	—	Previously filed as an exhibit to DynCorp International Inc.’s Form 8-K filed with the SEC on July 17, 2008.

(U)	—	Previously filed as an exhibit to DynCorp International Inc.’s Form 8-K filed with the SEC on March 12, 2009.

(V)	—	Previously filed as an exhibit to a DynCorp International Inc.’s Form 8-K filed with the SEC on April 12, 2010.

(W)	—	Previously filed as an exhibit to Form S-8 filed with the SEC on December 15, 2009.

(X)	—	Previously filed as an exhibit to DynCorp International Inc.’s Form 8-K filed with the SEC on September 7, 2007.

(Y)	—	Previously filed as an exhibit to DynCorp International Inc.’s Form 10-Q filed with the SEC on November 12, 2008.

(Z)	—	Previously filed as an exhibit to DynCorp International Inc.’s Form 10-K filed with the SEC on June 4, 2010.

(AA)	—	Previously filed as an exhibit to DynCorp International Inc.’s Form 8-K filed with the SEC on August 14, 2007.

(BB)	—	Previously filed as an exhibit to Form 10-Q filed with the SEC on August 12, 2008

GLOBAL LINGUIST SOLUTIONS LLC

INDEPENDENT AUDITORS’ REPORT

To the Board of Managers of

Global Linguist Solutions LLC

Falls Church, Virginia

We have audited the accompanying balance sheets of Global Linguist Solutions LLC (the “Company”) as of April 2, 2010 and April 3, 2009, and the related statements of operations, members’ equity, and cash flows for the fiscal years ended April 2, 2010, April 3, 2009, and March 28, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Global Linguist Solutions LLC as of April 2, 2010 and April 3, 2009, and the results of its operations and its cash flows for the fiscal years ended April 2, 2010, April 3, 2009, and March 28, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared from the separate records maintained by DynCorp International LLC and subsidiaries and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Company had been operated as an unaffiliated entity. Portions of certain expenses represent allocations made from, and are applicable to, DynCorp International LLC as a whole.

/s/ Deloitte & Touche LLP

Fort Worth, Texas

June 15, 2010

GLOBAL LINGUIST SOLUTIONS LLC

STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	April 2, 2010	April 3, 2009	March 28, 2008
	(Amounts in thousands)
Revenue	$734,086	$709,132	$3,566
Cost of services	(676,945)	(647,610)	(9,343)
Selling, general and administrative expenses	(10,876)	(20,720)	(943)

Operating income (loss)	46,265	40,802	(6,720)
Interest expense	(2,289)	(3,057)	(26)

Net income (loss)	$43,976	$37,745	$(6,746)

See notes to financial statements.

GLOBAL LINGUIST SOLUTIONS LLC

BALANCE SHEETS

	April 2, 2010	April 3, 2009
	(Amounts in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$1,239	$1,877
Accounts receivable	121,567	144,315
Prepaid expenses and other current assets	2,670	4,182

Total current assets	125,476	150,374
Other assets, net	94	94

Total assets	$125,570	$150,468

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:

Note payable to DynCorp International LLC, including accrued interest of $179 and $156, respectively	$13,214	$7,063
Accounts payable	81,135	87,342
Accrued payroll and employee costs	13,764	28,017
Accrued insurance	6,520	6,979
Intercompany payables	591	373
Other accrued liabilities	233	209

Total current liabilities	115,457	129,983
Other long-term liabilities	—	7

Total liabilities	115,457	129,990
Members’ equity:
Cumulative earnings before dividend payments to owners	74,975	30,999
Cumulative dividends paid to owners	(64,862)	(10,521)

Members’ equity	10,113	20,478

Total liabilities and members’ equity	$125,570	$150,468

See notes to financial statements.

GLOBAL LINGUIST SOLUTIONS LLC

STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	April 2, 2010	April 3, 2009	March 28, 2008
	(Amounts in thousands)
Cash flows from operating activities
Net income (loss)	$43,976	$37,745	$(6,746)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in assets and liabilities:
Accounts receivable	22,747	(140,744)	(3,571)
Prepaid expenses and other current assets	1,512	(4,182)	—
Accounts payable	(5,616)	82,293	5,048
Accrued payroll and employee costs	(12,032)	25,479	317
Accrued insurance	(458)	6,972	7
Customer advances	(2,221)	2,221	—
Other	(333)	623	29

Net cash provided by (used in) operating activities	47,575	10,407	(4,916)

Cash flows from investing activities
Net cash provided by investing activities	—	—	—

Cash flows from financing activities
Borrowings from DynCorp International LLC	815,372	600,037	4,969
Loan repayments to DynCorp International LLC	(809,244)	(598,099)	—
Payments of dividends to McNeil Technologies	(26,627)	(5,155)	—
Payments of dividends to DynCorp International LLC	(27,714)	(5,366)	—

Net cash (used in) provided by financing activities	(48,213)	(8,583)	4,969

Net (decrease) increase in cash and cash equivalents	(638)	1,824	53
Cash and cash equivalents, beginning of period	1,877	53	—

Cash and cash equivalents, end of period	$1,239	$1,877	$53

Interest paid	$2,281	$2,920	$—

See notes to financial statements.

GLOBAL LINGUIST SOLUTIONS LLC

STATEMENTS OF MEMBERS’ EQUITY

(Amounts in thousands)

Members’ equity at March 30, 2007	$—
Net loss	(6,746)

Members’ equity at March 28, 2008	$(6,746)

Members’ equity at March 28, 2008	$(6,746)
Net income	37,745
Dividends paid to McNeil	(5,155)
Dividends paid to DI	(5,366)

Members’ equity at April 3, 2009	$20,478

Members’ equity at April 3, 2009	$20,478
Net income	43,976
Dividends paid to McNeil	(26,627)
Dividends paid to DI	(27,714)

Members’ equity at April 2, 2010	$10,113

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

INSCOM Contract

In December 2006, GLS was awarded the Intelligence and Security Command (“INSCOM”) contract by the U.S. Army for the management of linguist and translation services in support of the military mission known as Operation Iraqi Freedom (“OIF”). GLS began transition work in December 2007 after a series of protests were initiated subsequent to the contract being awarded. The final protest was withdrawn in February 2008 and in March 2008, the U.S. Army authorized GLS to continue performance. Under the contract, GLS provides rapid recruitment, deployment, and on-site management of interpreters and translators in-theater for a wide range of foreign languages in support of the U.S. Army, unified commands, attached forces, combined forces, and joint elements executing the OIF mission, and other U.S. government agencies supporting the OIF mission. GLS currently and historically has had no other operations outside of performance on the INSCOM contract.

GLS earns revenue on the INSCOM contract based on allowable cost plus 1.5% plus estimated or actual award fee. Allowable costs associated with the contract include both direct and indirect costs. Award fees are awarded quarterly for a maximum of 6% of allowable costs and are based on four major components. These components are (i) fill-rate, (ii) quality of personnel, (iii) cost control management and (iv) small business participation. The award fee dollars are based on a graduated schedule of award fee score.

Fiscal Periods

We report our results on a 52/53 week fiscal year with the fiscal year ending on the Friday closest to March 31 of such year. The fiscal year ended April 2, 2010 was a 52 week fiscal year, the fiscal year ended April 3, 2009 was a 53 week year, and the fiscal year ended March 28, 2008 was a 52 week fiscal year.

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

Award fees are excluded from estimated total contract revenue until a historical basis has been established for their receipt or the award criteria have been met including the completion of the award fee period at which time the award amount is included in revenue.

GLOBAL LINGUIST SOLUTIONS LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

Operating Segments

GLS operates as a single operating segment.

Cash and Cash Equivalents

For purposes of reporting cash and cash equivalents, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management evaluates these estimates and assumptions on an ongoing basis, including but not limited to, those relating to award fees and allowances for doubtful accounts. Actual results could differ from those estimates.

Allowance for Doubtful Accounts

GLS reports receivables at the net realizable value. We establish an allowance for doubtful accounts against specific billed receivables based upon the latest information available to determine whether invoices are ultimately collectible. This evaluation involves subjective judgments and changes in this evaluation may cause an increase to our estimated allowance for doubtful accounts, which could significantly impact our financial statements by incurring bad debt expense. There were no significant receivables determined to be uncollectable as of April 2, 2010 or April 3, 2009. Given that we only serve the U.S. Army, management believes the risk to be low that changes in our allowance for doubtful accounts would have a material impact on our financial results.

Dividends Paid to Owners

On a periodic basis, GLS declares and pays dividends to its owners, DI and MT, based on their respective ownership percentages.

Fair Value of Cash and Loan

The carrying amount of cash and cash equivalents approximates fair value. Additionally, the carrying value of the loan from DI to GLS is not materially different than the fair value of the loan.

Income Taxes

We have elected to be treated as a partnership for U.S. income tax purposes which provides that, in lieu of corporate income taxes, the members of the LLC separately account for their pro rata share of the Company’s items of income, deductions, losses and credits. Consequently, we are not liable for federal or state income taxes. Accordingly, no provision or liability for income taxes is included in our financial statements.

New Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards No. 165 “Subsequent Events (as amended)” (“SFAS No. 165”), which provides guidance on management’s assessment of subsequent events. Certain portions of this statement were incorporated into ASC — 855 Subsequent Events. On February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09 (“ASU 2010-09”), which amended ASC 855 to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures. The new guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. Management must perform its assessment for both interim and annual financial reporting periods. ASU 2010-09 exempts Securities and Exchange Commission (“SEC”) filers from disclosing the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately for financial statements that are issued or available to be issued. We have adopted ASU 2010-09 for any applicable events and transactions.

GLOBAL LINGUIST SOLUTIONS LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). Certain portions of this statement were incorporated into ASC 105 — Generally Accepted Accounting Principles. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. ASC 105 replaced SFAS No. 162, “The Hierarchy of Generally Accepted Accounting and establishes only two levels of GAAP, authoritative and non-authoritative. The codification is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the codification became non-authoritative. As the codification was not intended to change or alter existing GAAP, it did not have any impact on our financial statements.

Note 2 — Billed and Unbilled Receivables

During fiscal years 2010, 2009 or 2008, there were no significant issues that impacted our ability to collect receivables. The balance of unbilled receivables consists of costs and fees billable upon payments being made to our applicable subcontractors or supporting documentation being made available to our customer. Virtually all unbilled receivables are expected to be billed and collected within one year.

	As of
(Amounts in thousands)	April 2, 2010	April 3, 2009
Billed	$41,111	$62,515
Unbilled	80,456	81,800

Total	$121,567	$144,315

Note 3 — Related Party Loan

In accordance with the amended operating agreement between DI and GLS dated April 20, 2009, DI provides GLS with its working capital requirements through an intercompany loan. DI loaned GLS $3.0 million on February 15, 2008 to provide funding for GLS start-up operations. Since then, GLS has periodically paid down this loan through cash transfers to DI and DI periodically loans GLS funds through either cash transfers or by paying GLS expenses. In accordance with the loan, until all obligations have been paid in full, GLS is responsible to pay all outstanding interest before any principal is paid. The interest rate charged from DI to GLS is based on DI’s three month variable senior secured credit facility term loan rate, including the impact of interest rate swaps, plus 25 basis points. The interest rates were 7.5% and 7.7% at April 2, 2010 and April 3, 2009, respectively.

GLS is a guarantor under DI’s senior secured credit facility. As such, GLS is bound by the terms of the underlying credit agreement, including its ability to take on additional indebtedness. Additionally, the bank holding DI’s senior secured credit facility would have a claim on the assets of GLS should DI default on its credit facility. The carrying amount of the loan from DI to GLS approximates fair value and the principal and interest balance as of April 2, 2010 and April 3, 2009 are listed below.

(Amounts in thousands)	Outstanding Principal	Outstanding Interest	Total
Balance at April 2, 2010	$13,035	$179	$13,214
Balance at April 3, 2009	$6,907	$156	$7,063

Note 4 — Related Party Activities

Overhead allocations from DI

For the fiscal years ended April 2, 2010 and April 3, 2009, DI allocated certain overhead and selling, general and administrative costs to GLS totaling $16.4 million and $30.4 million, respectively. These cost allocations to GLS were not material for the fiscal year ended March 28, 2008. These cost allocations are dictated by the disclosure statements of DI and GLS, as provided to the U.S. government, and are primarily impacted by factors such as GLS revenue and cost compared to other contracts within DI and its administrative relationship to corporate and the other segments. A change in GLS’ administrative relationship to corporate and the other segments, due primarily to the change that DI made to its reportable segment structure in fiscal year 2010, was a significant factor in the decrease in costs allocated to GLS during fiscal year 2010.

Subcontractor costs from MT

For the fiscal years ended April 2, 2010, April 3, 2009, and March 28, 2008, GLS incurred service billings from MT of $3.2 million, $5.0 million, and $0.3 million, respectively.

GLOBAL LINGUIST SOLUTIONS LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

Intercompany agreement with DynCorp International FZ-LLC (“DIFZ”)

GLS has an agreement with DIFZ, which is a consolidated subsidiary of DI. DIFZ provides dedicated human resources professionals and payroll processing services for GLS. The costs charged to GLS are consistent with costs charged to other DI subsidiaries, for similar services. As of April 2, 2010 and April 3, 2009, the intercompany payable from GLS to DIFZ was approximately $0.6 million and $0.4 million, respectively. For the fiscal years ended April 2, 2010 and April 3, 2009, GLS incurred costs from DIFZ of $0.5 million and $0.3 million, respectively. No costs were incurred for the fiscal year ended March 28, 2008.

Note 5 — Commitments and Contingencies

Commitments

We have operating leases for the use of real estate and certain property and equipment, which are either (i) non-cancelable, (ii) cancelable only by the payment of penalties or (iii) cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. GLS real estate leases typically run from three to five years with a reduced termination fee in the event that leases are cancelled as a result of the loss of the INSCOM contract. Rental expense was $1.6 million, $1.9 million, and $0.2 million for the fiscal years ended April 2, 2010, April 3, 2009, and March 28, 2008, respectively.

Minimum fixed rentals required for the next four years and thereafter under operating leases in effect at April 2, 2010, are as follows:

Fiscal Year	Real Estate	Equipment	Total
	(Amounts in thousands)
2011	$1,442	$5	$1,447
2012	1,484	—	1,484
2013	1,458	—	1,458
2014	330	—	330
Thereafter	—	—	—

Total	$4,714	$5	$4,719

We have no significant long-term purchase agreements with service providers.

Contingencies

We are occasionally involved in various lawsuits and claims that arise in the normal course of business. In most cases, we have denied, or believe we have a basis to deny any liability. While it is not possible to predict with certainty the outcome of litigation and other matters discussed below, we believe that liabilities in excess of those recorded, if any, arising from such matters would not have a material adverse effect on our results of operations, financial condition or cash flows.

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

U.S. Government Audits

Our contract is regularly audited by the Defense Contract Audit Agency (“DCAA”) and other government agencies. At any given time, our contract or systems are under review by the DCAA and other government agencies. We cannot predict the outcome of such ongoing audits and what, if any, impact such audits may have on our future operating performance.

GLOBAL LINGUIST SOLUTIONS LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Insurance

Our insurance expenses are primarily for foreign workers’ compensation and health insurance costs. These insurance policies are premium based, limiting our losses to the price of the insurance policies.

Note 6 — 401(k) Savings Plans

GLS uses the DI Savings Plan established in 2006. The Savings Plan is a participant-directed, defined contribution, 401(k) plan for the benefit of employees meeting certain eligibility requirements. The Savings Plan is intended to qualify under Section 401(a) of the U.S. Internal Revenue Code (the “Code”), and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under the Savings Plan, participants may contribute from 1% to 50% of their earnings, except for highly compensated employees who can only contribute up to 10% of their gross salary. Contributions are made on a pre-tax basis, limited to annual maximums set by the Code. The current maximum contribution per employee is sixteen thousand five hundred dollars per calendar year. Company matching contributions are also made in an amount equal to 100% of the first 2% of employee contributions and 50% of the next 6%, up to $10,700 per calendar year are invested in various funds at the discretion of the participant. We incurred Savings Plan expense of approximately $1.0 million and $0.8 million during fiscal years 2010 and 2009, respectively. We incurred no savings plan expenses during fiscal year 2008.

Note 7 — Subsequent Event

We evaluated subsequent events that occurred after the period end date through June 15, 2010, the date the financial statements were available to be issued. We concluded that no subsequent events have occurred that require recognition within our financial statements for the fiscal year ended April 2, 2010. However, we determined that one matter merited additional disclosure. On June 7, 2010, we received a notice to proceed on our INSCOM contract which extended our option period of performance through December 2010, the remainder of the current option year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements, and the notes thereto.

Company Overview

GLS is a joint venture between DI and MT created to bring extensive experience in the deployment and sustainment of large scale operations and the management of the INSCOM contract supporting the U.S. government. GLS serves the INSCOM contract, which was originally structured as a series of five one-year options that began operations in March 2008 with a five year maximum value of $4.6 billion and a current awarded value of $1.7 billion as of April 2, 2010. The first option period ran through December 2009. The second option period was from December 2009 to June 2010. On June 7, 2010, we received notification extending our option period through December 2010.

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

Under the INSCOM contract, we rely on subcontractors to perform a portion of the services we are obligated to provide to our customer. We often enter into subcontract arrangements in order to meet a contractual requirement that certain categories of services be awarded to small businesses. We have commitments with certain subcontractors to provide them a certain level of work under the INSCOM contract based on a percentage of contract revenue.

During the third quarter of fiscal year 2010, we completed negotiations with the customer to modify our largest task order to include a ceiling for recoverable cost of $752 million. This modification resulted in a cumulative reduction to revenue, as further discussed below, as our estimate of total task order revenue were adjusted downward in accordance with the ceiling. In connection with these negotiations, our customer exercised the current option period from December 2009 to June 2010. On June 7, 2010, we received notice to proceed on the next six-month option spanning June 7, 2010 through December 6, 2010.

Competition

We compete with various entities across geographic and business lines based on a number of factors, including services offered, experience, price, geographic reach and mobility. Most activities in which we engage are highly competitive and require that we have highly skilled and experienced technical personnel to compete. Some of our competitors may possess greater financial and other resources or may be better positioned to compete for certain contract opportunities.

Results of Operations

Revenue

Revenue of $734.1 million increased $25.0 million, or 3.5%, for the fiscal year ended April 2, 2010, as compared to the fiscal year ended April 3, 2009. GLS revenue in fiscal year 2010 benefited from higher award fees as a result of improved performance and a higher average number of linguists as compared to fiscal year 2009, which was impacted by the transition period during the first quarter of fiscal year 2009. This increase was partially offset by the impact of a contract modification for Option Year 1 on the INSCOM contract agreed to in the third quarter of fiscal year 2010. We expect fiscal year 2011 revenue to decrease due to the continued drawdown of troops in Iraq.

On June 7, 2010, we received notice to proceed on the next six-month option period spanning June 7, 2010 through December 6, 2010. We expect that that option covering December 2010 through December 2011 will be awarded to us as well. However, there is no definitive assurance that future option periods will be awarded to us.

Revenue of $709.1 million increased $705.5 million for the fiscal year ended April 3, 2009 as compared to the fiscal year ended March 28, 2008. The GLS program began operations at the end of fiscal year 2008, but ramped up and operated for a full twelve months during fiscal year 2009.

Operating Income

Operating income of $46.3 million increased $5.5 million, or 13.4%, for the fiscal year ended April 2, 2010, as compared to the fiscal year ended April 3, 2009. This increase was primarily due to a full twelve months of performance in fiscal year 2010, as compared to fiscal year 2009, in which we had continued transition efforts associated with the ramp up of the contract during the first quarter of that fiscal year. The increase was also supported by higher award fees earned during the period, partially offset by the impact of the modification on the INSCOM contract. We expect fiscal year 2011 operating income to decrease due to the drawdown of troops in Iraq; however, we expect the gross margin percentage to be consistent with fiscal year 2010.

Operating income of $40.8 million increased $47.5 million for the fiscal year ended April 3, 2009, as compared to the fiscal year ended March 28, 2008. The GLS program began operations at the end of fiscal year 2008, but ramped up and operated for a full twelve months during fiscal year 2009.

Liquidity & Cash Flow

Cash generated by operations and borrowings from DI under our amended operating agreement are our primary sources of short-term liquidity. Based on our current level of operations, we believe our cash flow from operations and our borrowings from DI will be adequate to meet our liquidity needs for the next twelve months.

Cash Flow Analysis

Fiscal Years Ended

(Amounts in thousands)	April 2, 2010	April 3, 2009	March 28, 2008
Net cash provided by (used in) operating activities	$47,575	$10,407	$(4,916)
Net cash used in investing activities	—	—	—
Net cash provided by (used in) financing activities	$(48,213)	$(8,583)	$4,969

Fiscal Year 2010 as compared to fiscal year 2009

Cash flows provided by operating activities were $47.6 million for the fiscal year ended April 2, 2010 as compared to $10.4 million for the fiscal year ended April 3, 2009. Cash generated from operations in the fiscal year ended April 2, 2010 benefited from the combination of higher net income and improvements in working capital as we reduced our accounts receivable balance through significant cash collections primarily due to improved management of the billing and collection process.

Cash flows used in financing activities were $48.2 million in the fiscal year ended April 2, 2010 as compared to $8.6 million in the fiscal year ended April 3, 2009. This change was primarily due to higher dividends paid to our members in the fiscal year ended April 2, 2010.

Fiscal Year 2009 as compared to fiscal year 2008

Cash flows provided by operating activities were $10.4 million as compared to cash used in operations of $4.9 million for the fiscal years ended April 3, 2009 and March 28, 2008, respectively. Cash generated from operations in the fiscal year ended April 3, 2009 benefited from higher net income as compared to the loss generated in the fiscal year ended March 28, 2008.

Cash flows used in financing activities were $8.6 million as compared to cash provided by financing activities of $5.0 million for the fiscal years ended April 3, 2009 and March 28, 2008, respectively. This change was primarily due to dividends paid to our members in the fiscal year ended April 3, 2009.

Contractual Obligations

The following table represents our contractual commitments associated with our debt and other obligations as of April 2, 2010:

	Fiscal Year
	2011	2012	2013	2014	2015	2016 & Thereafter	Total
	(Amounts in thousands)
Contractual obligations:
Related party loan (1)	$13,035	$—	$—	$—	$—	$—	$13,035
Operating leases (2)	1,447	1,484	1,458	330	—	—	4,719
Interest on indebtedness (1)	179	—	—	—	—	—	179

Total contractual obligations	$14,661	$1,484	$1,458	$330	$—	$—	$17,933

(1)	For additional information about our related party loan, see Note 3 to our financial statements.
(2)	For additional information about our operating leases, see Note 5 to our financial statements.